Form 10QSB
period 2001-03-31
SLS INTERNATIONAL INC
filed 2001-05-30
CIK 1121785

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NO.:  333-43770
                        -------------------------------

                            SLS INTERNATIONAL, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Delaware             			      52-2258371
-------------------------------                          -------------------
(State or other jurisdiction of			          (I.R.S. Employer
incorporation or organization)			         Identification No.)

                3119 SOUTH SCENIC, SPRINGFIELD, MISSOURI 65807
                ----------------------------------------------
                   (Address of principal executive offices)

                                (417)883-4549
             ----------------------------------------------------
             (registrant's telephone number, including area code)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

   The number of shares of common stock, par value $.001 per share, outstanding as of March 31, 2001 was 14,271,528 shares.

-------------------------------------------------------------------------------










                            SLS INTERNATIONAL, INC.

                             FOR THE QUARTER ENDED

                                 MARCH 31, 2001

                                      INDEX
                                      -----
                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2001 and December 31, 2000 ..     3

Condensed Statements of Operations for the three months ended March
31, 2001 and 2000 ....................................................     5

Condensed Statements of Cash Flows for the three months ended March
31, 2001 and 2000 ....................................................     6

Notes to Condensed Financial Statements ..............................     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF
         OPERATIONS ..................................................     9


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS ..........................................     11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................     11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................     11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........     11

ITEM 5.  OTHER INFORMATION ..........................................     11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................     11



SIGNATURES ..........................................................     12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             SLS INTERNATIONAL, INC.
            (Formerly known as Sound and Lighting Specialist, Inc.)
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

                                          MARCH 31, 2001    DECEMBER 31, 2000
                                        ------------------  -----------------
                                           (UNAUDITED)

Current Assets:
     Cash                               $           1,576   $         17,658
     Accounts Receivable                           30,378             15,948
     Inventory                                    262,625            268,562
     Prepaid Expenses and
       Other Current Assets                        82,984             82,410
                                        ------------------  -----------------
          Total Current Assets                    377,563            384,578
                                        ------------------  -----------------

Fixed Assets:
     Vehicles                                      47,376             47,376
     Equipment                                     36,647             36,407
     Leasehold Improvements                         3,376              3,376
                                        ------------------  -----------------
                                                   87,399             87,159
Less Accumulated Depreciation                      52,356             48,756
                                        ------------------  -----------------
         Net Fixed Assets                          35,043             38,403
                                        ------------------  -----------------

                Total Assets            $         412,606   $        422,981
                                        ==================  =================











         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS

                             SLS INTERNATIONAL, INC.
            (Formerly known as Sound and Lighting Specialist, Inc.)
                            CONDENSED BALANCE SHEETS
                                  (CONTINUED)

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)
                    ---------------------------------------

                                           MARCH 31, 2001    DECEMBER 31, 2000
                                         ------------------  -----------------
                                            (UNAUDITED)

Current Liabilities:
     Current Maturities of Long-Term
       Debt and Notes Payable            $         868,933   $        243,300
     Accounts Payable                              367,797            308,112
     Due to Shareholders                            29,285             27,247
     Deferred Revenue                               75,270             70,270
     Accrued Liabilities                            55,007             33,049
                                         ------------------  -----------------
        Total Current Liabilities                1,396,292            681,978
                                         ------------------  -----------------
Long-Term Debt, Less Current Maturities             13,107            531,680
                                         ------------------  -----------------

Commitments and Contingencies:                         ---                ---

Shareholders' (Deficit):
     Preferred stock, $.001, par;
       5,000,000 shares authorized                     ---                ---
     Common Stock, $.001, par;
       75,000,000 shares authorized;
       14,271,528 shares issued and
       outstanding at December 31,
       2000 and March 31, 2001                      14,272             14,272
     Contributed Capital                           401,528            401,528
     Retained (Deficit)                         (1,412,593)        (1,206,477)
                                         ------------------  -----------------
        Total Shareholders' (Deficit)             (996,793)          (790,677)
                                         ------------------  -----------------
             Total Liabilities and
               Shareholders' (Deficit)   $         412,606            422,981
                                         ==================  =================









         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS

                             SLS INTERNATIONAL, INC.
            (Formerly known as Sound and Lighting Specialist, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------
                                             2001              2000
                                      -----------------  -----------------
Revenues                              $         39,748   $         46,421

Cost of Sales                                   21,321             36,091
                                      -----------------  -----------------
Gross Profit                                    18,427             10,330

General and Administrative Expenses            209,929            159,979
                                      -----------------  -----------------
Loss from Operations                          (191,502)          (149,649)

Other Income (Expense):
     Interest Expense                          (14,621)            (2,812)
     Interest and Miscellaneous, Net                 6              1,565
                                      -----------------  -----------------
                                               (14,615)            (1,247)
                                      -----------------  -----------------
Loss before Income Tax                        (206,117)          (150,896)

Income Tax Provision                               ---                ---
                                      -----------------  -----------------
Net Loss                                      (206,117)          (150,896)
                                      =================  =================

Basic and Diluted Earnings Per Share  $          (0.01)  $          (0.01)
                                      =================  =================

Weighted Average Shares Outstanding       14,152,009         13,380,963
                                      =================  =================















         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS

                             SLS INTERNATIONAL, INC.
            (Formerly known as Sound and Lighting Specialist, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------
                                               2001              2000
                                        -----------------  -----------------
Operating Activities:
  Net Loss                              $       (206,117)  $       (150,896)
  Adjustments to Reconcile Net Income
    to Cash Flows from Operating
    Activities:
      Depreciation and Amortization                3,602              3,700
  Change in Assets and Liabilities:
      Accounts Receivable                        (14,430)             3,993
      Due from Shareholder                           ---              3,681
      Inventory                                    5,937            (35,468)
      Refundable Income Taxes                        ---             14,797
      Prepaid Expenses and Other
        Current Assets                              (573)           (42,413)
      Accounts Payable                            59,684            (12,888)
      Due to Shareholders                          2,038               (331)
      Deferred Revenue                             5,000                ---
      Accrued Liabilities                         21,958            (10,288)
                                        -----------------  -----------------
      Cash Used in Operating Activities         (122,901)          (226,113)
                                        -----------------  -----------------
Investing Activities:
  Additions to Fixed Assets                         (240)               ---
                                        -----------------  -----------------
      Cash Used in Investing
        Activities                                  (240)               ---
                                        -----------------  -----------------
Financing Activities:
  Notes Payable Borrowing                        115,000             35,000
  Sale of Common Stock                               ---             75,000
  Repayments of Long-Term Debt                    (7,940)              (398)
                                        -----------------  -----------------
      Cash Provided by Financing
        Activities                               107,060            109,602
                                        -----------------  -----------------
(Decrease)Increase in Cash                       (16,081)          (116,511)
Cash, Beginning of Period                         17,657            117,647
                                        -----------------  -----------------
Cash, End of Period                     $          1,576   $          1,136
                                        =================  =================
Supplemental Cash Flow Information:
    Interest Paid                       $          1,143   $            450
    Income Taxes Paid (Refunded)                     ---                ---


         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS

                            SLS INTERNATIONAL, INC.
            (Formerly known as Sound and Lighting Specialist, Inc.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited condensed financial statements at March 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2001 and results of operations and cash flows for the three months ended March 31, 2001. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement, as amended, filed on Form SB-2 for the year ended December 31, 2000.


NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     GOING CONCERN

     The accompanying unaudited condensed financial statements at March 31, 2001 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the quarter ended March 31, 2001 and the years ended December 31 2000, 1999 and 1998. The Company's cash position may be inadequate to pay all of the costs associated with the introduction of its new loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                            SLS INTERNATIONAL, INC.
            (Formerly known as Sound and Lighting Specialist, Inc.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE
----------------------

     During the quarter ended March 31, 2000 the Company received $115,000 in exchange for notes payable. The interest rate on the notes is 7% and the maturity date is six months from the date of each note. Notes payable at March 31, 2001 and December 31, 2000 is as follows:

                                               DECEMBER 31     MARCH 31
                                                   2000          2001
                                               ------------  ------------
     Equipment note, payments in monthly                      (UNAUDITED)
     installments of $1,751 beginning May
     1999, continuing for 35 months. The
     final payment is due April 2002 and
     will include all unpaid principal.
     Interest is prime plus 1.5%
     (currently 10%).                          $    29,004   $    22,307

     Vehicle note, payments in monthly
     installments of $518 beginning June
     1999, ending April 2003. Interest at
     8.75%.                                    $    13,043   $    11,800


     Notes payable to individuals, interest
     rate of 7% uncollateralized, principal
     due through March of 2002.                $   732,933   $   847,933
                                               ------------  ------------
                                               $   774,980   $   882,040
     Less current portion.                     $   243,300   $   868,933
                                               ------------  ------------
                                               $   531,680   $    13,107
                                               ============  ============

The aggregate principal amount of long-term debt maturing in the next three years after March 31, 2001 are approximately $868,933; $10,607; and $2,500.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

     In May, 2000, the Company successfully completed a public offering that raised $920,000 net of expenses. Included in prepaid expenses are approximately $80,000 in fees related to the offering. These expenses will offset contributed capital. The number of shares sold was 4,000,000. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrant has a term of 6 months and is exercisable at a price of $.50 per share. The Class B warrant has a term of 2 years and shall be exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.

                                     Page 8
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto contained elsewhere in this filing.

     OVERVIEW

     SLS International was formed on July 25, 2000 and had no previous operations. On the same date the Company was merged into its predecessor, Sound and Lighting Specialists, Inc. All of the financial information prior to the merger was that of Sound and Lighting Specialists, Inc. After the merger, all of the operating activity is reported by SLS International, Inc. After effectiveness of the merger, Sound and Lighting Specialist, Inc. ceased to exist as a separate corporate entity.

     In June 1999, due to the favorable acceptance by its customers of the loudspeaker systems that the Company had designed, management made the decision to cease marketing, selling and installing sound and lighting systems directly on a retail basis and began focusing all efforts toward being a loudspeaker manufacturer only and selling to dealers and contractors on a wholesale basis.

     In June of 2000, dealerships and distributors began signing on to sell SLS' professional line of products and products began shipping. However, most of the professional line required new ribbon drivers which SLS was still in the process of developing. These products would not be completed and implemented into the product line until 2001. In September, the Company introduced its home theatre systems and sales for those systems began immediately. The Company began marketing efforts to establish dealerships and dealers in the United States and in some foreign countries.

     The Company's operations are primarily from the sale of loudspeakers which they produce and sell through their dealer network. The speakers are recognized within the industry as a high quality product. Earnings are affected by general economic and competitive conditions.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

          FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

          Sales for the first quarter totaled $39,748 compared to $46,421 in 2000. The decrease in revenue resulted from SLS restructuring the business to begin producing loudspeakers with the ribbon drivers.

          General and administrative expense rose to $209,929 for the quarter ended March 31, 2001 compared to $159,979 for the quarter ended March 31, 2000. The increase was attributable to an increase in fees associated with the ribbon driver, trade show participation and professional fees.

          Interest expense was $14,621 in 2001 compared to $2,812 in 2000 because of additional borrowings on notes payable.

          The net loss for the quarter was $206,117 in 2001 an increase of $55,221 from a loss of $150,896 in 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001 the current liabilities exceeded current assets by $1,018,729 primarily because of the notes payable being due in March of 2002. The total liabilities exceeded total assets by $996,793. The Company has closed a stock offering in May, 2001 which will provide approximately $920,000 to the Company net of expense. In conjunction with the offering there are outstanding class A warrants to purchase 4,000,000 shares at a price of $.50 a share that expire in November, 2001 and class B warrants to purchase 4,000,000 shares at $3.00 per share that expire in May, 2003. The Company has produced inventory of $262,625 and have dealers in place to begin selling the ribbon drive loudspeakers.

     There was additional short term borrowings in the quarter of $115,000. These notes have an interest rate of 7% and are due six months from the date the borrowings were made.

     FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     See "Other Information" below.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.


ITEM 5.  OTHER INFORMATION
--------------------------

     Reference is made to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 at "Plan of Distribution" and Exhibit 99(iii), which are incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS - None

     (b)  REPORTS ON FORM 8-K - None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SLS INTERNATIONAL, INC.
    (Registrant)


/s/ John M. Gott                                  May 30, 2001
----------------------                            ------------
John M. Gott                                          Date
President, Chief Executive Officer,
Chief Financial Officer, Director


/s/ Richard L. Norton                             May 30, 2001
---------------------                             ------------
Richard L. Norton                                     Date
Vice President, Principal Operating
Officer