Form 10QSB
period 2001-06-30
SLS INTERNATIONAL INC
filed 2001-08-14
CIK 1121785

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NO.:  333-43770
                        -------------------------------

                            SLS INTERNATIONAL, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                           52-2258371
--------------------------------                          -------------------
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

   The number of shares of common stock, par value $.001 per share, outstanding as of June 30, 2001 was 18,535,528 shares.

--------------------------------------------------------------------------------

                            SLS INTERNATIONAL, INC.

                             FOR THE QUARTER ENDED

                                 JUNE 30, 2001

                                      INDEX
                                      -----
                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2001 and December 31, 2000 ...     3

Condensed Statements of Operations for the three and six months ended
June 30, 2001 and 2000 ...............................................     4-5

Condensed Statements of Cash Flows for the six months ended June 30,
2001 and 2000 ........................................................     6

Notes to Condensed Financial Statements ..............................     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF
         OPERATIONS ..................................................     9


PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS ..........................................     11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................     11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................     11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........     11

ITEM 5.  OTHER INFORMATION ..........................................     11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................     11



SIGNATURES ..........................................................     12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------



                            SLS International, Inc.
             (formerly known as Sound and Lighting Specialist, Inc)
                            Condensed Balance Sheet

                                                                                       June 30,           December 31,
                                                                                         2001                 2000
                                                                                     -----------          -----------
                                                                                      (unaudited)
Assets
Current assets:
      Cash                                                                           $   234,815          $    17,658
      Accounts receivable                                                                 60,593               15,948
      Inventory                                                                          271,176              268,562
      Prepaid expenses and other current assets                                            3,242               82,410
                                                                                     -----------          -----------

                  Total current assets                                                   569,826              384,578
                                                                                     -----------          -----------

Fixed assets:
      Vehicles                                                                            47,376               47,376
      Equipment                                                                           44,761               36,407
      Leasehold improvements                                                               4,279                3,376
                                                                                     -----------          -----------

                                                                                          96,416               87,159
Less accumulated depreciation                                                             56,376               48,756
                                                                                     -----------          -----------

                  Net fixed assets                                                        40,040               38,403
                                                                                     -----------          -----------

                                                                                     $   609,866          $   422,981
                                                                                     ===========          ===========

Liabilities and Shareholders' Deficit
Current liabilities:
      Current maturities of long-term debt and notes payable                         $   474,843          $   243,300
      Accounts payable                                                                   214,783              308,112
      Due to shareholders                                                                 31,067               27,247
      Deferred revenue                                                                    70,270               70,270
      Accrued liabilities                                                                 41,994               33,049
                                                                                     -----------          -----------

                  Total current liabilities                                              832,957              681,978
                                                                                     -----------          -----------

Long-term debt, less current maturities                                                   12,812              531,680
                                                                                     -----------          -----------

Commitments and contingencies:
Shareholders' deficit:
      Preferred stock, $.001, par; 5,000,000 shares authorized Common stock,
      $.001, par; 75,000,000 shares authorized;
        14,271,528 shares and 18,535,528  issued and
        outstanding at December 31, 2000 and June 30, 2001                                18,536               14,272
      Contributed capital                                                              1,449,264              401,528
      Retained deficit                                                                (1,703,703)          (1,206,477)
                                                                                     -----------          -----------


                  Total shareholders' deficit                                           (235,903)            (790,677)
                                                                                     -----------          -----------

                                                                                     $   609,866          $   422,981
                                                                                     ===========          ===========


                  See notes to condensed financial statements.

                            SLS International, Inc.
             (formerly known as Sound and Lighting Specialist, Inc)
                       Condensed Statement Of Operations

                                                         For The Three Months Ended
                                                                 June 30,
                                                   -----------------------------------
                                                        2001                  2000
                                                    ------------          ------------
                                                               (unaudited)
Revenue                                             $     70,775          $     56,549

Cost of sales                                             48,562                29,747
                                                    ------------          ------------

Gross profit                                              22,213                26,802

General and administrative expenses                      302,186               210,179
                                                    ------------          ------------

Loss  from  operations                                  (279,973)             (183,377)

Other income (expense):
      Interest expense                                   (12,678)               (3,753)
      Interest and miscellaneous, net                      1,542                   275
                                                    ------------          ------------

                                                         (11,136)               (3,478)
                                                    ------------          ------------

Loss before income tax                                  (291,109)             (186,855)

Income tax provision                                           0                     0
                                                    ------------          ------------

Net loss                                            $   (291,109)         $   (186,855)
                                                    ============          ============


Basic and diluted earnings per share                $      (0.02)         $      (0.01)
                                                    ============          ============

Weighted average shares outstanding                   17,082,000            13,933,000
                                                    ============          ============



                  See notes to condensed financial statements.

                            SLS International, Inc.
             (formerly known as Sound and Lighting Specialist, Inc)
                       Condensed Statement Of Operations

                                                          For The Six Months Ended
                                                                June 30,
                                                     ---------------------------------
                                                        2001                 2000
                                                    ------------          ------------
                                                               (unaudited)
Revenue                                             $    110,523          $    102,970

Cost of sales                                             69,883                65,838
                                                    ------------          ------------

Gross profit                                              40,640                37,132

General and administrative expenses                      512,115               370,158
                                                    ------------          ------------

Loss  from  operations                                  (471,475)             (333,026)

Other income (expense):
                                                         (27,299)               (6,565)
                                                           1,548                 1,840
                                                    ------------          ------------

                                                         (25,751)               (4,725)
                                                    ------------          ------------

Loss before income tax                                  (497,226)             (337,751)

Income tax provision                                           0                     0
                                                    ------------          ------------

Net loss                                            $   (497,226)         $   (337,751)
                                                    ============          ============


Basic and diluted earnings per share                $      (0.03)         $      (0.02)
                                                    ============          ============

Weighted average shares outstanding                   15,677,000            13,846,000
                                                    ============          ============

                  See notes to condensed financial statements.

                            SLS International, Inc.
             (formerly known as Sound and Lighting Specialist, Inc)
                       Condensed Statement Of Cash Flows

                                                                        For The Six Months Ended
                                                                               June 30,
                                                                  ----------------------------------
                                                                     2001                   2000
                                                                  -----------            -----------
                                                                              (unaudited)
Operating activities:
      Net loss                                                    $  (497,226)           $  (337,751)
      Adjustments to reconcile net income to cash flows
        from operating activities:
          Depreciation and amortization                                 7,621                  6,840
      Change in assets and liabilities-
          Accounts receivable                                         (44,645)                10,411
          Inventory                                                    (2,614)               (58,920)
          Prepaid expenses and other current assets                    79,168                 (5,045)
          Accounts payable                                            (93,329)                42,602
          Due to shareholders                                           3,820                 (1,804)
          Accrued liabilities                                           8,945                (41,223)
                                                                  -----------            -----------

          Cash used in operating activities                          (538,260)              (384,890)
                                                                  -----------            -----------

Investing activities:
      Additions to fixed assets                                        (9,257)               (18,768)
                                                                  -----------            -----------

          Cash used in investing activities                            (9,257)               (18,768)
                                                                  -----------            -----------

Financing activities:
      Notes payable borrowing                                         135,000                215,861
      Sale of common stock                                          1,052,000                108,300
      Repayments of long-term debt                                   (422,325)               (37,077)
                                                                  -----------            -----------

          Cash provided by financing activities                       764,675                287,084
                                                                  -----------            -----------

(Decrease) increase in cash                                           217,158               (116,574)
Cash, beginning of period                                              17,657                117,647
                                                                  -----------            -----------

Cash, end of period                                               $   234,815            $     1,073
                                                                  ===========            ===========


See notes to condensed financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
         The accompanying unaudited condensed financial statements at June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2001 and results of operations and cash flows for the six months ended June 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Post Effective Amendment No. 1 to Form SB-2 for the year ended December 31, 2000.

         On July 25, 2000, SLS International, Inc. was organized as a Delaware Corporation with authorized shares of 5,000,000 preferred par value $.001 and 75,000,000 common par value $.001. The sole shareholder of SLS International, Inc. at incorporation was Sound and Lighting Specialist, Inc.

         Sound and Lighting Specialist, Inc., in a reverse merger transaction, merged into SLS International, Inc. and exchanged one common share of SLS International, Inc. for each outstanding share of Sound and Lighting Specialist, Inc. SLS International had no operating activity prior to the merger. These financial statements include the operation of the predecessor, Sound and Lighting Specialist, Inc., when it was only operation of the company through the date of the merger. After the merger, there was no business activity in Sound and Lighting Specialist, Inc.

Note 2 - Commitments and Contingencies

Going Concern
         The accompanying unaudited condensed financial statements at June 30, 2001 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the six months ended June 30, 2001 and the years ended December 31 2000, 1999 and 1998. The Company's cash position may be inadequate to pay all of the costs associated with the introduction of its new loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Note 3 - Notes Payable
         During the six months ended June 30, 2001 the Company received $135,000 in exchange for notes payable. The interest rate on the notes is 7% and the maturity date is six months from the date of each note.


Note 4 - Stock sale
         In May, 2001, the Company successfully completed a public offering that raised $920,000 net of expenses. Included in prepaid expenses at December 31, 2000 was approximately $80,000 in fees related to the offering. These expenses offset contributed capital. The number of shares sold was 4,000,000. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrant has a term of 6 months and is exercisable at a price of $.50 per share. The Class B warrant has a term of 2 years and shall be exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.


         In May and June of 2001, 264,000 Class A warrants were exercised for 264,000 shares of common stock for a total of $132,000. 3,736,000 Class A warrants are outstanding as of June 30, 2001. No Class B warrants have been exercised as of June 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the company's financial statements and notes thereto contained elsewhere in this filing.

         OVERVIEW

         SLS International was formed on July 25, 2000 and had no previous operations. On the same date its parent, Sound & Lighting Specialists, Inc, a Missouri corporation, was merged into SLS International, Inc. All of the financial information prior to the merger was that of Sound and Lighting Specialists, Inc. After the merger, all of the operating activity is reported by SLS International, Inc. After effectiveness of the merger, Sound and Lighting Specialist, Inc. ceased to exist as a separate corporate entity.

         In June 1999, due to the favorable acceptance by its customers of the loudspeaker systems that the company had designed, management made the decision to cease marketing, selling and installing sound and lighting systems directly on a retail basis and began focusing all efforts toward being a loudspeaker manufacturer only and selling to dealers and contractors on a wholesale basis.

         In June of 2000, dealerships and distributors began signing on to sell SLS' professional line of products and products began shipping. However, most of the professional line required new ribbon drivers which SLS was still in the process of developing. These products were not completed and implemented into the product line until 2001. In September of 2000, the company introduced its home theatre systems and sales for those systems began immediately. The company began marketing efforts to establish dealerships and dealers in the United States and in some foreign countries.

         The company's operations are primarily from the sale of loudspeakers which they produce and sell through their dealer network. The speakers are recognized within the industry as a high quality product. Earnings are affected by general economic and competitive conditions.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

         Sales for the first and second quarter totaled $110,523 compared to $102,970 in 2000. This total was comprised from the sales of the companies new loudspeaker systems and only included products from the Home Theatre Line and the S8R Studio Monitors from the Professional Line. Sales of the complete Professional line that include the companies New Ribbon Drivers will begin in the third quarter of 2001. Sales in 2000 included some rental income and the remainder of installations that were completed that had been previously scheduled before the company began the transition to 100% manufacturing.

         General and Administrative expenses rose to $512,115 for the six months ended June 30, 2001 compared to $370,158 for the six months ended June 30, 2000. This increase was attributed to the addition of Igor Levitsky as an employee in charge of Transducer Development, Ed Moist as Controller of Financial Operations and due to additional trade show participation, professional fees and expenses to complete the IPO.

         Interest expense was $27,299 in 2001 compared to $6,565 in 2000 because of additional borrowings and notes payable.

         The net loss for the six months was $497,226 in 2001, an increase of $159,475 from the loss of $337,751 in 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001 the current liabilities exceed current assets by $263,131 primarily due to notes payable being due in March 2002. The total liabilities exceeded total assets by $235,903 as compared to $996,798 in June 2000. The company closed a stock offering on May 4, 2001 which provided $920,000 to the company net of expenses. In conjunction with the offering there are outstanding Class A warrants to purchase 4,000,000 shares of the companies stock at a price of $.50 per share and these warrants will expire in November 4, 2001 as of June 30, 2001 warrants have been exercise. The company expects these warrants to be exercised before November 4, 2001 due to the fact that the open market has been trading the companies stock for well above the $.50 warrant price since the shares began trading on June 19, 2001. The company has produced inventory of $271,176 and has in place many new dealers in the US as well as distributors in France, England, Japan, Korea and Australia.

         There was additional borrowings in the six months of $135,000. These notes have an interest of 7% and are due six months from the date the borrowings were made.


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

ITEM 1.  LEGAL PROCEEDINGS

         See "Other Information" below.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

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


SLS INTERNATIONAL, INC.
    (Registrant)


/s/ John M. Gott                                  August 14, 2001
-----------------------                            ------------
John M. Gott                                          Date
President, Chief Executive Officer,
Chief Financial Officer, Director


/s/ Richard L. Norton                             August 14, 2001
----------------------                             ------------
Richard L. Norton                                     Date
Vice President, Principal Operating
Officer