Form 10QSB
period 2001-09-30
SLS INTERNATIONAL INC
filed 2001-11-13
CIK 1121785

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

   The number of shares of common stock, par value $.001 per share, outstanding as of September 30, 2001 was 18,859,528 shares.

================================================================================

                            SLS INTERNATIONAL, INC.

                             FOR THE QUARTER ENDED

                               SEPTEMBER 30, 2001

                                      INDEX
                                      -----
                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2001 and
December 31, 2000 ....................................................     3

Condensed Statements of Operations for the three and nine months ended
September 30, 2001 and 2000 ..........................................     4-5

Condensed Statements of Cash Flows for the nine months ended
September 30, 2001 and 2000 ..........................................     6

Notes to Condensed Financial Statements ..............................     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF
         OPERATIONS ..................................................     9


PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS ..........................................     11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................     11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................     11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........     11

ITEM 5.  OTHER INFORMATION ..........................................     11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................     11



SIGNATURES ..........................................................     12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

SLS International, Inc. (formerly known as Sound and Lighting Specialist, Inc.) Condensed Balance Sheet

                                                                       September 30,      December 31,
                                                                           2001              2000
                                                                        -----------       -----------
                                                                        (unaudited)
Assets
Current assets:
      Cash                                                              $    19,099       $    17,658
      Accounts receivable                                                   102,624            15,948
      Inventory                                                             285,717           268,562
      Prepaid expenses and other current assets                               3,242            82,410
                                                                        -----------       -----------

                    Total current assets                                    410,682           384,578
                                                                        -----------       -----------

Fixed assets:
      Vehicles                                                               47,376            47,376
      Equipment                                                              47,389            36,407
      Leasehold improvements                                                  4,279             3,376
                                                                        -----------       -----------

                                                                             99,044            87,159
Less accumulated depreciation                                                60,384            48,756
                                                                        -----------       -----------

                    Net fixed assets                                         38,660            38,403
                                                                        -----------       -----------

                                                                        $   449,342       $   422,981
                                                                        ===========       ===========

Liabilities and Shareholders' Deficit
Current liabilities:
      Current maturities of long-term debt and notes payable            $   422,314       $   243,300
      Accounts payable                                                      184,725           308,112
      Due to shareholders                                                    31,886            27,247
      Deferred revenue                                                         --              70,270
      Accrued liabilities                                                    51,861            33,049
                                                                        -----------       -----------

                    Total current liabilities                               690,786           681,978
                                                                        -----------       -----------

Long-term debt, less current maturities                                       9,066           531,680
                                                                        -----------       -----------

Commitments and contingencies:
Shareholders' deficit:
      Preferred stock, $.001, par; 5,000,000 shares authorized
          0 shares and 20,000 shares issued and outstanding at
          December 31, 2000 and September 30, 2001                               20              --
      Contributed capital - preferred                                       101,980              --
      Common stock, $.001, par; 75,000,000 shares authorized;
          14,271,528 shares and 18,859,528  issued and outstanding
          at December 31, 2000 and September 30, 2001                        18,860            14,272
      Contributed capital - common                                        1,610,940           401,528
      Retained deficit                                                   (1,982,310)       (1,206,477)
                                                                        -----------       -----------


                    Total shareholders' deficit                            (250,510)         (790,677)
                                                                        -----------       -----------

                                                                        $   449,342       $   422,981
                                                                        ===========       ===========

See notes to condensed financial statements.

SLS International, Inc. (formerly known as Sound and Lighting Specialist, Inc.) Condensed Statement Of Operations

                                                    For The Three Months Ended
                                                          September 30,
                                                 -------------------------------
                                                     2001              2000
                                                 ------------       ------------
                                                           (unaudited)

Revenue                                          $    173,783       $     41,914
Cost of sales                                         112,629             17,208
                                                 ------------       ------------
Gross profit                                           61,154             24,706
General and administrative expenses                   280,571            238,354
                                                 ------------       ------------
Loss  from  operations                               (219,417)          (213,648)

Other income (expense):
      Interest expense                                 (7,734)           (12,084)
      Interest and miscellaneous, net                     544                285
                                                 ------------       ------------
                                                       (7,190)           (11,799)
                                                 ------------       ------------
Loss before income tax                               (226,607)          (225,447)
Income tax provision                                     --                 --
                                                 ------------       ------------
Net loss                                             (226,607)          (225,447)
                                                 ------------       ------------

Deemed dividend associated with beneficial
      conversion feature of preferred stock            52,000               --
                                                 ------------       ------------

Net loss available to common shareholders        $   (278,607)      $   (225,447)
                                                 ============       ============

Basic and diluted earnings per share             $      (0.01)      $      (0.02)
                                                 ============       ============

Weighted average shares outstanding                18,792,125         14,166,528
                                                 ============       ============




See notes to condensed financial statements.

SLS International, Inc. (formerly known as Sound and Lighting Specialist, Inc.) Condensed Statement Of Operations

                                                     For The Nine Months Ended
                                                           September 30,
                                                 -------------------------------
                                                     2001               2000
                                                 ------------       ------------
                                                           (unaudited)

Revenue                                          $    284,306       $    144,884
Cost of sales                                         182,512             83,046
                                                 ------------       ------------
Gross profit                                          101,794             61,838

General and administrative expenses                   792,686            608,512
                                                 ------------       ------------
Loss  from  operations                               (690,892)          (546,674)

Other income (expense):
      Interest expense                                (35,033)           (18,649)
      Interest and miscellaneous, net                   2,092              2,125
                                                 ------------       ------------
                                                      (32,941)           (16,524)
                                                 ------------       ------------
Loss before income tax                               (723,833)          (563,198)

Income tax provision                                     --                 --
                                                 ------------       ------------
Net loss                                             (723,833)          (563,198)
                                                 ============       ------------
Deemed dividend associated with beneficial
      conversion feature of preferred stock            52,000               --
                                                 ------------       ------------

Net loss available to common shareholders        $   (775,833)      $   (563,198)
                                                 ============       ============

Basic and diluted earnings per share             $      (0.04)      $      (0.04)
                                                 ============       ============

Weighted average shares outstanding                16,716,528         13,952,834
                                                 ============       ============




See notes to condensed financial statements.

SLS International, Inc. (formerly known as Sound and Lighting Specialist, Inc.) Condensed Statement Of Cash Flows

                                                                For The Nine Months Ended
                                                                      September 30,
                                                             -----------------------------
                                                                 2001              2000
                                                             -----------       -----------
                                                                      (unaudited)
Operating activities:
      Net loss                                               $  (723,833)      $  (563,198)
      Adjustments to reconcile net income to cash flows
        from operating activities:
           Depreciation and amortization                          11,628            10,260
      Change in assets and liabilities-
           Accounts receivable                                   (86,676)            6,390
           Inventory                                              17,155          (137,818)
           Prepaid expenses and other current assets              79,168)           (1,073)
           Accounts payable                                     (123,387)           46,450
           Deferred revenue                                      (70,270)             --
           Due to shareholders                                     4,639            (1,804)
           Accrued liabilities                                    18,813           (30,292)
                                                             -----------       -----------

           Cash used in operating activities                    (907,073)         (671,085)
                                                             -----------       -----------

Investing activities:
      Additions to fixed assets                                  (11,886)          (24,447)
                                                             -----------       -----------

           Cash used in investing activities                     (11,886)          (24,447)
                                                             -----------       -----------

Financing activities:
      Notes payable borrowing                                    135,000           519,161
      Sale of common stock                                     1,214,000           108,300
      Sale of preferred stock                                     50,000              --
      Repayments of long-term debt                              (478,600)          (42,406)
                                                             -----------       -----------

           Cash provided by financing activities                 920,400           585,055
                                                             -----------       -----------

Increase (Decrease) in cash                                        1,441          (110,477)
Cash, beginning of period                                         17,658           117,647
                                                             -----------       -----------

Cash, end of period                                          $    19,099       $     7,170
                                                             ===========       ===========


See notes to condensed financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements at September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of September 30, 2001 and results of operations and cash flows for the nine months ended September 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Post Effective Amendment No. 1 to Form SB-2 for the year ended December 31, 2000.

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

Note 2 - Commitments and Contingencies

Going Concern

         The accompanying unaudited condensed financial statements at September 30, 2001 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the nine months ended September 30, 2001 and the years ended December 31 2000, 1999 and 1998. The Company's cash position may be inadequate to pay all of the costs associated with the introduction of its new loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Notes Payable

         During the nine months ended September 30, 2001 the Company received $135,000 in exchange for notes payable. The interest rate on the notes is 7% and the maturity date is six months from the date of each note.


Note 4 - Stock sale

         In May, 2001, the Company successfully completed a public offering that raised $920,000 net of expenses. Included in prepaid expenses at December 31, 2000 was approximately $80,000 in fees related to the offering. These expenses offset contributed capital. The number of shares sold was 4,000,000. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrant has a term of 9 months and is exercisable at a price of $.50 per share. The Class B warrant has a term of 2 years and shall be exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.


         From May 1,2001 to September 30, 2001, 588,000 Class A warrants were exercised for 588,000 shares of common stock for a total of $294,000. 3,412,000 Class A warrants are outstanding as of September 30, 2001. No Class B warrants have been exercised as of September 30, 2001.

         In September of 2001, the Company issued 20,000 shares of preferred stock for $50,000. This preferred stock contained beneficial conversion features. The features allows the holder to convert the preferred to 10 shares of common stock after a one year period. The statements for the quarter ended September 30, 2001 have include an increase to preferred paid in capital and a deemed dividend of $52,000.

Note 5 - Subsequent events

         The Company extended date the Class A Warrants can be exercised from November 4, 2001 to February 2, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the company's financial statements and notes thereto contained elsewhere in this filing.

         OVERVIEW

         SLS International was formed on July 25, 2000 and had no previous operations. On the same date the company was merged into Sound and Lighting Specialists Inc. All of the financial information prior to the merger was the results of Sound and Lighting Specialists, Inc. After the merger, all of the operating activity is reported by SLS International, Inc. After effectiveness of the merger, Sound and Lighting Specialist, Inc. ceased to exist as a separate corporate entity.

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

         The company's operations are primarily from the sale of loudspeakers, which they produce and sell through their dealer network. The speakers are recognized within the industry as a high quality product. Earnings are affected by general economic and competitive conditions.

        RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         Sales for the third quarter of 2001 totaled $173,783 as compared to $41,914 for the comparable period in 2000. The increase in operating revenue was primarily the result of additional sales of the new line of loudspeakers. Gross profit on sales in the quarter were $61,154 or 35% of revenue. General and administrative expense were $280,572 in the quarter compared to $238,354 in the same quarter of the prior year. The increase resulted from the addition of personnel to build the new speakers. Interest expense for the quarter was $7,734 compared to $12,084 resulted from lower amounts of notes payable.

         Sales for the nine months of 2001 were $284,306 as compared to $144,884 for the nine months in 2000. This total was increased because of sales of the new loudspeaker systems and also included products from the Home Theatre Line and the Studio Monitors from the Professional Line. Sales of the complete Professional line began in the third quarter of 2001. Sales in 2000 included some rental income and the remainder of installations that were completed that had been previously scheduled before the company began its transition.

         General and Administrative expenses rose to $792,687 for the nine months ended September 30, 2001 compared to $608,512 for the nine months ended September 30, 2000. This increase was attributed to the addition of an employee in charge of Transducer Development, a controller of financial operations and additional trade show participation.

         Interest expense was $35,033 for the nine months ended September 30, 2001 compared to $18,649 for the nine months ended September 30, 2000 because of additional borrowings and notes payable.

         The net loss for the nine months was $723,834 in 2001, a decrease of $160,636 from the loss of $563,198 in 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001 the current liabilities exceed current assets by $279,104 primarily due to notes payable being due in March 2002. The total liabilities exceeded total assets by $249,510. The company has produced inventory of $285,717 and has in place many new dealers in the US as well as distributors in France, England, Japan, Korea and Australia. During the third quarter shareholders exercised warrants for 324,000 shares at a price of $.50 per share. There are 3,412,000 Class A warrants outstanding for an exercise price of $.50. The warrants were to expire on November 4, 2001, however, SLS extended the conversion period to February 2, 2002

         SLS received $135,000 in the nine months of 2001 from individuals. These notes have an interest of 7% and are due six months from the date the note.

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



                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         See "Other Information" below.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION
-------  -----------------

         Reference is made to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 at "Plan of Distribution" and Exhibit 99(iii), which are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)  EXHIBITS - None

         (b)  REPORTS ON FORM 8-K - None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SLS INTERNATIONAL, INC.
    (Registrant)


/s/ John M. Gott                                  November 13, 2001
-----------------------                            ------------
John M. Gott                                          Date
President, Chief Executive Officer,
Chief Financial Officer, Director


/s/ Richard L. Norton                             November 13, 2001
----------------------                             ------------
Richard L. Norton                                     Date
Vice President, Principal Operating
Officer