Form 10KSB
period 2001-12-31
SLS INTERNATIONAL INC
filed 2002-04-11
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001     Commission file number 333-43770

                             SLS INTERNATIONAL, INC.

Incorporated under the Laws of the            I.R.S. Employer Identification No.
     State of Delaware                                    52-2258371

                 3119 SOUTH SCENIC, SPRINGFIELD, MISSOURI 65807
                                 (417) 883-4549

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
  X
----

         The revenue of SLS International, Inc. in the year ended December 31, 2001 was $353,797.

         The aggregate market value of SLS International, Inc. voting stock held by nonaffiliates was approximately $3,245,000 on March 15, 2002.

         On March 1, 2002, 19,120,528 shares of SLS International, Inc. common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

           Transitional Small Business Disclosure Format (check one):
                       Yes                No   x
                          -----              -----


                                TABLE OF CONTENTS

                                                                                                        PAGE
PART I
Item 1.           Business..............................................................................  1
Item 2.           Properties............................................................................ 11
Item 3.           Legal Proceedings..................................................................... 12
Item 4.           Submission of Matters to a Vote of Security Holders................................... 12

PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters................ 12
Item 6.            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations................................................................ 14
Item 7.            Financial Statements................................................................. 17
Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial
                              Disclosure................................................................ 17

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act.................................................... 17
Item 10.           Executive Compensation............................................................... 18
Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related
                              Stockholder Matters....................................................... 19
Item 12.           Certain Relationships and Related Transactions....................................... 20
Item 13.           Exhibits and Reports on Form 8-K..................................................... 20

SIGNATURES.............................................................................................. 23

                                     PART I

ITEM 1.          BUSINESS.
                 --------

         We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers, a Commercial Line of loudspeakers, and Home Theatre systems.

         From the early 1970's through 1999 we derived substantially all of our revenue from marketing, renting, selling and installing sound and lighting systems. In June 1999, due to the favorable customer acceptance of our recently custom designed loudspeaker systems, we ceased these historical operations and began focusing all efforts towards becoming a loudspeaker manufacturer and selling to dealers and contractors on a wholesale basis. As a result, we have been essentially in a development stage, as we are bringing to market products that we introduced in 2000 and 2001 and designing and bringing to market additional products.

         In June 2000, we asked dealers and distributors to sell our Professional Line of products. These dealers and distributors started to form our current network of approximately 50 dealers and 7 foreign distributors and we began shipping to them. However, most of the Professional Line required new ribbon drivers that we completed and implemented into the product line in early 2001.

         In September 2000, we introduced our Home Theatre systems and sales for those systems began immediately. From September through December 2000, we added 20 new Home Theatre dealers in the US and began marketing efforts to establish distributors and dealers outside the US.

         In June 2001, we introduced a Commercial Line of loudspeakers that utilize our PRD500 ribbon driver and in September of 2001 we finished the development of our PRD1000 ribbon driver and began implementing them into our Professional Line. Our PRD drivers upgraded the previous drivers that we purchased from third-party manufacturers and the cost to us is one-sixth of the price that we had been paying for the previous drivers.

         SLS International, Inc. was formed as a corporation on July 25, 2000 and had no previous operations. On the same date, this corporation merged with Sound and Lighting Specialist Inc., its sole shareholder. All of the financial information reported for periods prior to the merger are the results of operations of Sound and Lighting Specialist, Inc. All of the operating activity reported for periods after the merger are the results of operations of SLS International, Inc. After effectiveness of the merger, Sound and Lighting Specialist, Inc. ceased to exist as a separate corporate entity. The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

DEVELOPMENT

         Initially, we engaged in the direct sale and installation of sound systems for various customers and rented lighting and sound equipment. The business evolved into the business of designing cabinets for loudspeaker systems for sale and installation. We manufactured the cabinets and purchased the components, which consisted of compression drivers and woofers from independent manufacturers, and sold and installed the systems for our customers. The compression drivers made the high frequency or treble sounds and the woofers made the low frequency or bass sounds. During 1994, we expanded our line of loudspeaker systems to include speakers that utilized ribbon drivers instead of compression drivers. At that time, we purchased the ribbon drivers from an independent manufacturer. As we developed our ribbon driver line of loudspeakers we relied on our Tef 20 computer acoustic measurement system to analyze and measure sound waves. This system is the industry standard for loudspeaker designing and is used by most of the major loudspeaker manufacturers in the design and manufacture of loudspeaker systems. Our Tef 20 system indicated that the ribbon driver systems that we were designing were superior in several ways to the compression driver systems that we previously used. The ribbon driver system that we were designing had a smoother frequency response. The level of mid-range sound and treble sound that the ribbon driver systems were producing was more even and therefore the loudspeaker reproduced whatever sound it received in a more natural manner. Also, the ribbon driver did not produce the same level of distortion when played at higher frequency levels, as compared to the compression driver. This resulted in a positive reaction from our customers to the quality of sound, and as a result we decided to change our overall strategy.

         In the latter part of 1998, we determined to focus our efforts solely on the manufacture and sale of lines of ribbon driver speaker systems. Our speaker systems product lines consist of:

         o The Professional Contractor Speaker System, a more expensive "professional" line;
         o The Universal Soldier Speaker System, a less expensive "commercial" line; and
         o        The Home Theatre Speaker System.

         The market for the ribbon driver product line is new and growing. Our future success is uncertain because the loudspeaker market is experiencing rapid technological advances, changing customer needs and evolving industry standards.

         To realize our expectations regarding our operating results, we will depend on:

         o        Market acceptance of our ribbon driver products;

         o        Our ability to compete in quality and price for our products;

         o Our ability to develop, in a timely manner, new products and services that keep pace with developments in technology;

         o        Our ability to meet changing customer requirements; and

         o Our ability to enhance our current products and services and deliver them efficiently through appropriate distribution channels.

TECHNOLOGY

         The function of loudspeakers is to increase the volume of sound in order to enable the sound to be heard by many persons occupying a large area. For many years, the loudspeaker industry used certain types of components to increase the volume of sound. The technology originally permitted only the types of components that required low electrical power in order to achieve high volume sound. In the past, loudspeakers consisted in part of a component called the compression driver. This device generally is used to reproduce the mid-range and high frequencies of sound. Early compression drivers consisted of a diaphragm made of a linen-based manmade resin material that is enclosed in a chamber. This diaphragm was generally formed as a partial sphere, similar to a ball that has been cut in half. The edges of the diaphragm were then caused to be wound many times with a very fine electrical wire called a voice coil. Electrical current from an amplifier is sent through the wire and the diaphragm vibrates to produce the sound wave. However, in the compression driver, the diaphragm is enclosed in a chamber with the sound exiting out of a relatively small hole that increases the velocity of the sound. This is similar to forcing air or water through a small hole to increase its velocity. The disadvantage of the compression driver is that before the sound waves are forced through the small hole they are first bounced around inside of the chamber and become distorted and tend to produce a certain amount of listening fatigue for audiences. Today the compression drivers use a diaphragm made from aluminum and titanium and can produce the same high volume but with higher frequency sounds. Although today's compression drivers are superior to those of the past due to the new materials, the above negative aspects still exist to a degree because of the nature of the design of the compression driver.

         Originally the diaphragm of the ribbon driver consisted of a material made from mylar plastic. This plastic component produced a better quality sound but was not able to handle the amount of electrical current needed to produce a high level of sound. This caused the component to melt and thereby cease to function. In addition, the ribbon drivers required relatively large, cumbersome and heavy magnet assemblies using ceramic magnets. Over the years the ribbon driver was developed using higher-powered magnets and materials that could withstand higher temperatures.

         The ribbon driver works in a different manner than the compression driver. The diaphragm of the ribbon driver is a flat piece of mylar plastic or in the case of SLS ribbon drivers, a high temperature Kapton plastic. These materials are considerably thinner and lighter than the linen or even the aluminum or titanium diaphragms of the compression drivers. The ribbon diaphragm is then laminated on one side with a very thin coating of aluminum. This aluminum is then chemically etched to leave wire-like traces of aluminum that act as a voice coil, vibrating the diaphragm when current is applied. The diaphragm of the ribbon driver is not in a chamber and is open and visible to the air. The sound waves are not restricted and therefore they do not have the distorted properties of the compression driver. Because the diaphragm of the ribbon driver is so thin and light it reacts very quickly to the electrical signal and does not introduce any new or resonated sounds created by the material of the diaphragm itself. This enables the ribbon driver to produce a much purer reproduction of the sound source without adding any tones of its own.

         In 1994, we purchased several ribbon drivers from a non-affiliated European company to determine if they could be used in our loudspeaker systems. Prior to this, we were only using compression drivers. We immediately noticed the difference in the quality of sound and began to install the ribbon drivers in some of our own smaller speaker cabinets that did not require high electrical power. Due to the positive response from our customers we decided to develop a completely new product line using the ribbon drivers that we purchased from the European manufacturers.

         In February 2000, we retained Igor Levitsky, an electro-acoustics engineer to develop a new technology ribbon driver for us. We requested that he develop two different-sized ribbon drivers and we paid a fixed fee for his work. We also agreed to pay him a royalty of $2,000 per year for an indefinite period of time. In April 2001, Mr. Levitsky became our employee and waived his royalty. During the last two years, we spent a total of approximately $26,000 itemized as research and development. The costs of such research and development is not borne directly by our customers.

         The ribbon driver that we have developed uses new lightweight high-powered magnets and plastics that can withstand high temperatures. This enables the speaker system to have increased power-handling ability and higher sound volume with substantial reliability and clarity. We have completed development on our own proprietary ribbon driver, model PRD 500, a 5-inch version of the ribbon driver. We have recently started to directly manufacture models PRD 500 and PRD 1000, for use in our Home Theatre, Universal Soldier Commercial line and our Professional line of loudspeakers. Sale of the Commercial line of loudspeakers with direct-manufactured ribbon drivers began in June 2001, and sales of the Professional line of products with direct-manufactured ribbon drivers began in September 2001. This direct manufacture of ribbon drivers substantially reduces our product cost, and it also provides improved performance for our loudspeaker systems. We also expect to use the PRD 1000 in the proposed Cinema Line of loudspeakers for movie houses.

PRODUCTS

         Previously, when we were involved in selling and installing our products for end-users, our product line consisted of twelve models of Professional Contractor speaker systems. As a result of the change in operations to a wholesale business, selling to distributors, we have increased our product lines. In addition to the models previously manufactured, we have added two new product lines, consisting of twelve new models, and increased the number of models we manufactured under our Professional Contractor System.

         Our Professional Contractor Speaker System line presently consists of eighteen different models of speaker systems, each model consisting of a speaker cabinet and components of woofers which provide the bass sounds and ribbon drivers which provide the treble sound. This line, the cabinets of which we generally manufacture, is usually sold to large contractors and is installed for churches, theatres, school auditoriums, casinos, night clubs and touring production companies. Although we now manufacture our own ribbon drivers, the woofers are manufactured to our specifications by non-affiliated manufacturers.

         The Universal Soldier Speaker System consists of lower cost speakers which are designed to be sold by music stores for orchestras, disc jockeys and the less expensive commercial market. There are twelve models of different size, with less expensive components that produce varying sound levels and area coverage capabilities. These are equal in quality to, but do not produce the sound levels of, our Professional Contractor Speaker System Line.

         We recently developed a new line of loudspeakers for the home theatre market. We intend to direct a substantial effort to capture an appropriate market share of the home theatre market. Our Home Theatre Loudspeaker System consists of four models that use the smallest unit of our Professional Contractor Loudspeaker System as their basis. We manufacture the cabinetry and the ribbon drivers for this system, our PRD 500. These systems are designed for boardroom and for the home. The home theatre market requires equipment that uses five or more speakers placed around a room. This configuration provides the listener with "surround sound" similar to a movie theatre experience. Almost all current movies are now produced in surround sound, which uses at least five speakers plus a sub-woofer system.

         Revenue from our ribbon driver product line is expected to account for a material portion of our revenue for the foreseeable future. Our financial performance will depend on market acceptance of our ribbon driver technology and products. The sound system industry continually introduces technological developments, frequently announces new products, and has evolving industry standards and changing customer requirements. As a result, if our ribbon driver technology and product line do not rapidly achieve sufficient market acceptance, we may not be able to achieve expected revenues or profits.

FUTURE PRODUCTS

         We are currently re-packaging certain models of our Professional Contractor Sound Systems for the cinema and movie theatre market by simplifying the cabinetry. In a typical movie house, the speakers are usually not displayed in view of the public. We have determined to re-package certain models of our Professional Contractor line for use in movie houses. The new cabinetry will be less costly as well as the other components. This will provide our representatives with a cost advantage in marketing our system to cinema owners. At present, a total of ten models are being repackaged for this line.

MANUFACTURING

         We generally design and manufacture our own cabinets for our product lines, and on occasion contract certain models manufactured by independent, established, local and other woodcrafters. These manufacturers construct the cabinetry to our specifications. Our ribbon drivers are either directly manufactured or purchased from two non-affiliated manufacturers, Acoustic Technologies and Stage Accompany. The principal suppliers of our woofers are Belisle Acoustics and Seas Speaker Component Manufacturers. The manufacture of our own ribbon drivers has resulted in a meaningful reduction in costs and we expect that it will enable our products to be more competitively priced.

         Our sources of supply of other component sub-parts are all competitively priced and we have a sufficient number of other sources of supply available to us should the need arise for additional components. If a termination of existing relationship with any current supplier occurs we do not expect to have any difficulty in replacing that source. We presently purchase most of the woofers used in our systems from a non-affiliated Canadian company that produces them according to our specifications.

SALES AND MARKETING

         Domestic. As a result of the recent change in the focus of our operations, we are no longer engaged in the installation of speaker systems but are solely involved with the design, manufacture and distributor sale of our loudspeaker product lines. In addition to advertising in trade journals and attending industry conventions for promotion and sale of our products, we are in the process of establishing a network of distributors to cover the territorial United States. Currently, we have approximately 50 dealers for our Professional line, 20 dealers for our Home Theatre line, and 50 dealers for our Commercial line. These representatives sell our products in approximately two-thirds of the United States. Our agreement with our dealers requires them to use their best efforts to promote and advertise our products, maintain a minimum inventory of loudspeaker systems and produce a minimum of annual sales. The agreement requires that we are to design products with the highest-quality standards and provide suggested user prices to dealers. The dealer agreement may be terminated without cause by either party on 30 days notice.

         We train the sales representatives to enable them to deal more easily with customer questions. As manufacturers, we are always available to respond to inquiries of customers and potential customers, if and when required. Although we are small in comparison to the industry leaders, we are seeking to become established in a niche market consisting of commercial and residential customers who are more interested in a truer reproduction of sound than in a brand name.

         In June 1999 we ceased selling our loudspeaker systems directly to end-users. Up to that time, we sold only the Professional Contractor Loudspeaker Systems to end-user customers, primarily churches, schools, nightclubs and similar organizations. These systems contained ribbon drivers manufactured by others. From June 1999 through June 2000, we converted to a manufacturing company and developed more products. These recently developed products consisted of the Universal Soldier Loudspeaker system and the Home Theatre speaker system. However, up to June 2000, only a handful of Universal Soldier Speaker systems containing compression drivers were sold to systems contractors for installation in churches, schools, nightclubs and the like. Through December 2001, we have sold 60 Universal Soldier systems with ribbon drivers and a total of 200 units of the Home Theatre Systems using our ribbon drivers.

         During the period of July 1999 through June 2000, sales of our Professional Contractor systems were relatively minimal and we sold 200 units to systems contractors for sale to theatres, churches, schools, nightclubs and the like. Since July 2000 and through December 2001, we have sold 300 units of our Professional Contractor systems to dealers for sale to systems contractors.

         We will continue to design and manufacture the same products as previously sold to end-users for sale through our dealer network. The Universal Soldier and Home Theatre lines that we manufacture contain our new technology ribbon driver model PRD 500. The Professional Contractor Loudspeaker product line contain our new technology ribbon driver model PRD 1000.

         International. We are also engaged in marketing and promotion internationally. Our international business involves a number of risks, including:

         o        foreign currency exchange fluctuations;
         o        political and economic instability;
         o        difficulty in managing distributors or sales representatives;
         o        tariffs and other trade barriers; and
         o        complex foreign laws and treaties including employment laws.

         Because our sales are in US currency, foreign currency exchange fluctuations could materially affect us negatively. A decrease in the value of foreign currencies as they relate to the U.S. dollar could make the pricing of our products more expensive than products of our foreign competitors which are priced in foreign currencies. Because of the fluctuating exchange rates and our involvement with a number of currencies, we are unable to predict future operating results.

         In January 1999, the new "Euro" currency was introduced in European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries replaced their national currencies with the Euro. Because it is too early to determine the effect the Euro will have on the marketplace, we cannot determine the effect this may have on our business.

         In the future we expect to make significant investments in our operations, particularly to support technological developments and sales activities. As a result, operating expenses are expected to continue to increase. As we develop and introduce new products and expand into new markets such as international, direct and OEM markets, we intend to make such investments on a continuing basis, primarily from revenues generated from operations and from funds raised from sales of our stock. If our net sales do not increase along with capital requirements or other investments, we are likely to continue to incur net losses and our financial condition could be materially and adversely affected. Since 1998 we have not been profitable due mostly to the shift in our operating focus, and we cannot be certain that we will achieve or sustain profitability in the future.

COMPETITION

         Our main competitors are JBL Professional, a division of Harmon International, Inc.; Eastern Acoustics Works, Inc.; Meyer Sound, Inc.; Turbosound, Inc.; and Renkus-Heinz, Inc. All of these companies have substantially greater assets and financial resources than we do. Most of the competitors compete in both the higher priced, more sophisticated line of loudspeaker systems, which are similar to our Professional Contractor Speaker Systems, and lower priced, less sophisticated line of loudspeaker systems, similar to our Universal Soldier Speaker Systems. Meyer Sound and Renkus-Heinz are engaged only in the more expensive speaker systems. All of these competitors presently use the compression driver component in their sound systems. Although our ribbon driver products are new, the nature of the market for our loudspeaker products is highly competitive and sensitive to the introduction of new products. As a result, we may experience increasing competition in the future.

         Our success will depend, in part, upon our ability to increase sales in our targeted markets. We may not be able to compete successfully with our competitors and the pressures from competitors may have a material adverse effect on us. Our success will depend in large part upon our ability to increase our share of our target market and to sell additional products to existing customers. However, future competition could result in price reductions, reduced margins or decreased sales of our products.

         We currently compete primarily with the internal design efforts of larger and more established companies that have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we have. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They are able to devote greater resources to the development, sale and promotion of their products than we are able to devote. They may develop products that are superior in certain respects to our products or may develop products that achieve greater market acceptance.

PROPRIETARY TECHNOLOGY

         We are the owners of the proprietary ribbon driver technology for our models PRD 500 and PRD 1000. Although we commenced manufacturing the PRD 500 in early 2001 and the PRD 1000 in late 2001, no patent applications have been filed to date. However, we have filed a Disclosure Statement with the US Patent and Trademark Office as evidence of our conception of the invention. We intend to file patent applications by October 2002. However, although we may file for a patent we cannot be certain that a patent will be granted, or that it will give us an advantage over our competitors.

         The laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. Also, our domestic and international competitors may develop other technology which produces results similar to our technology. We expect that some loudspeaker products may be subject to patent infringement claims as the number of products and competitors in our industry grows. As a result, third parties may assert patent infringement claims against us in the future, and such claims may not be resolved in our favor. Any such claims, with or without merit, could be time-consuming and may result in costly litigation. Such claims may also require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if they become necessary, may not be available on terms which are favorable to us, if at all. In addition, we may be forced to commence litigation in the future to protect our trade secrets or proprietary rights, or to determine the validity and extent of the proprietary rights of others. Such possible litigation could result in substantial costs and diversion of our energy and resources.

EMPLOYEES

         We have a total of eleven employees, two of which are executive, two are administrative, one is our marketing director, one is a sales manager and five are technical. In the past, we have employed temporary and part-time employees to meet production obligations and fill orders. There is presently no labor union contract between any union and us. We do not anticipate our employees will seek to form or join a union for the foreseeable future.

BUSINESS STRATEGY

         As a result of our experience, we have determined that maintaining consistent contact with distributors, customers and others in the industry and continued marketing through conventions and trade magazines will produce additional business. We have determined that marketing our products by the distributor/sales representative network is best suited to generate revenue. Our distributors are expected to be our primary source of business in coming years. In addition, the sales representatives will enable us to monitor the effectiveness of our marketing program. Now that we have the ability to manufacture our own ribbon drivers, we will derive savings from the cost of purchasing compression drivers and ribbon drivers from third parties. Both the cost savings and the quality of the lower distortion, as demonstrated by our Tef 20 analysis device, are expected to enable us to establish a place in the home, commercial and professional loudspeaker markets.

         We have recently re-focused our business on the development and application of our ribbon driver technology. This new business may not be successful and our future operating performance may not bring about the results that we are seeking. Our operating results for the future periods are subject to all of the risks and uncertainties which are inherent in the establishment of new business enterprises. Our future operating results will depend upon:

         o        market acceptance of our ribbon driver technology;
         o our success in establishing and expanding the distribution network nationwide and internationally;
         o our success in establishing ribbon driver products as a retail product line;
         o        our success in attracting a strategic partner;
         o our success in attracting and retaining motivated and qualified personnel, particularly in the technical areas; and
         o our marketing of new products and ribbon driver technology applications.

         Our initial market concentration has been in the area of church construction and cinema theatre construction. The larger speakers we currently manufacture have been specifically designed for use in the church and cinema markets.

         We intend to continue advertising in trade journals and attending industry conventions to maintain our image as a competitor in the loudspeaker industry in the U.S. and internationally. We are seeking to derive profits and competitiveness by sales through the dealer network of our product line using our new, less costly, ribbon driver manufactured by us in 2001. However, we cannot assure investors or predict profits from distributor sales or any other business activity.

         At the appropriate time, we intend to investigate possible strategic alliances with key industry participants to strengthen our image, our product components and our distribution pattern. In addition, we cannot be certain that a future alliance opportunity will present itself; or, if an opportunity is presented, that it will result in a profitable working relationship. It is likely that in some future financial quarter or quarters, our operating results will be below the expectations of securities analysts and investors. If a shortfall in revenue occurs, the market price for our common stock may decline significantly. The factors that may cause our quarterly operating results to fall short of expectations include:

         o our ability to develop and market our new ribbon driver loudspeaker products in a timely manner;
         o        the size and timing of customer orders;
         o        seasonality of sales;
         o the degree and rate of growth of the markets in which we compete and the accompanying demand for our loudspeaker products;
         o our suppliers' ability to perform under their contracts with us.

         Many of these factors are beyond our control. For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance.

RISK FACTORS

         An investment in our common stock involves various risks, including those described in the risk factors below. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide to invest in our common stock. If any of the following risks, or any other risks not described below, develop into actual events, then our business, financial condition, results of operations, or prospects could be materially adversely affected, the market price of our common stock could decline further and you could lose all or part of your investment.

We Have a History of Losses and May Not Be Profitable in the Future if We Do Not Achieve Sufficient Revenue to Absorb Recent and Planned Expenditures.

         We have experienced significant operating losses since investing in the development of ribbon driver technology in 1998 and, through December 31, 2001, have an accumulated retained deficit of approximately $2,246,651. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses in future periods. These losses or fluctuations in our operating results could cause the market value of our common stock to decline.

We Will Depend On Additional Capital.

         Our ability to implement our strategy and expand our operations largely depends on our access to capital. To implement our long-term strategy, we plan to make ongoing expenditures for the expansion and improvement of our product line and the promotion of our products. To date, we have financed our operations primarily through sales of equity and the issuance of notes. Repayments of these notes are required in 2002; however the notes are payable to existing shareholders that are not making a demand on the notes. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so. As a result, we will need to issue additional equity or other securities to obtain the financing required to continue our operations and make any required repayments of our notes. However, additional capital may not be available on terms acceptable to us. Our failure to obtain sufficient additional capital could curtail or alter our growth strategy or delay needed capital expenditures.

We Have a Working Capital Deficit and a Critical Need for Cash to Conduct Our Operations and Maintain Our Viability as a Going Concern.

         As of December 31, 2001, we had $370,654 of cash and other current assets and $667,388 of current liabilities. This results in a working capital deficit of $296,734.

Our Dependence upon Third-Party Dealers for Sales Makes Us Vulnerable to the Efforts of Others Which Are Beyond our Control.

         Our distributors may not continue their current relationships with us and they may give higher priority to the sale of our competitors' products. In addition, effective distributors must devote significant technical, marketing and sales resources to an often lengthy sales cycle. Our current and future distributors may not devote sufficient resources to market our products effectively and economic or industry conditions may adversely affect their ability to market or sell for us. A reduction in sales efforts or a discontinuation of distribution of our products by any distributor could lead to reduced sales and loss of profits.

We May Not Gain Market Acceptance of Our Ribbon Driver Technology.

         We believe that revenues from our ribbon driver product line will account for a material portion of our revenue for the foreseeable future. Our future financial performance will depend on the market acceptance of our ribbon driver technology and products. The market for distortion-free sound systems is sustained by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. To date, we have had limited sales of products containing our new technology ribbon drivers. If our ribbon driver technology and product line do not gain sufficient positive market acceptance, we may not achieve anticipated revenue, profits or continued viability.

In the Loudspeaker Market, We Are Subject to Intense competition.

         Although the market for our ribbon driver loudspeaker products is relatively new and emerging and we presently have few, if any, direct competitors, we expect that the markets for our products will become increasingly competitive. The market for sound enhancement products in general is intensely competitive and sensitive to new product introductions or enhancements and marketing efforts by our competitors. We expect to experience increasing levels of competition in the future. Although we have attempted to design our loudspeaker systems to compete favorably with competitive products, we are unable to assure investors that we can establish and maintain our competitive position against current or potential competitors. Aggressive competition could cause us to have sales and profitability below expectations.

If We Are Unable to Hire or Retain Qualified and Skilled Personnel As Necessary, We May Not Be Able to Develop New Products or Successfully Manage Our Business.

         We believe our success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and operations personnel. However, we may not be successful in identifying, attracting and retaining such personnel. Our success also depends to a great degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success depends on John Gott, Chief Executive Officer, Richard
L. Norton, Executive Vice President, and Tom Harrison, Chief Engineer. We presently do not maintain key person life insurance on any of our executive officers and we presently do not have employment contracts covering any of our senior management. If we experience the loss of the services of any of our key personnel, we may be unable to identify, attract or retain qualified personnel in the future. This could make it difficult for us to manage our business and meet key objectives, or achieve or sustain profits.

Our Recurring Losses and Dependence Upon Additional Financing Has Caused Our Auditors to Issue a Statement Indicating Substantial Doubt as to Our Ability to Continue as a Going Concern.

         The accountants audit report on our financial statements for the year ended December 31, 2001 included a statement that because of recurring losses and our dependency on the sale of securities or obtaining additional debt financing that there was a substantial doubt about our ability to continue as a going concern. If we are unable to raise additional financing to cover operating expenses and derive additional revenue from sales, we may no longer be a viable business.

Since Our Common Stock is Thinly Traded, It Can Be Subject to Extreme Rises or Declines In Price, and You May Not Be Able to Sell Your Shares At or Above the Price You Paid.

         You may have difficulty reselling the shares or our common stock or our warrants. You may not be able to resell your shares at or above the price you paid, or at a fair market value. The stock markets have recently experienced significant price and volume changes that are not related to the operating performance of individual companies. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company.

ITEM 2.          PROPERTIES.
                 ----------

         We do not own any real property. We presently lease 12,000 square feet of office and factory space at our current address from a nonaffiliated landlord. The lease expired on August 31, 2001, and since then we have been leasing on a month-to-month basis. The monthly rental is presently $2,650. Our facility is divided into four equal 3,000 square foot sections that are internally connected. Section one is used for cabinet fabrication. Section two is used for storage of completed cabinets and component storage. Section three is used for assembly and shipping. Section four is used for engineering and administration. These facilities are suitable for producing in excess of 100 finished speaker cabinets per week and for the production of up to 1000 ribbon drivers per month. We believe our current manufacturing space is sufficient for our projected operations. However, although we have no plans to relocate our facility, should the occasion arise to do so, there is ample factory and office space available at other locations in the region at similar or competitive rates. In addition, we have three subcontractor cabinet shops that add to our production capabilities. These companies are highly automated and can supply up to a total of 2000 cabinets per week on scheduled notice.

ITEM 3.          LEGAL PROCEEDINGS.
                 -----------------

         As of the date of this report, we are not involved in any material litigation and no material litigation has been threatened against us.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                 ---------------------------------------------------

         This item is inapplicable, as no matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.


                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 -------------------------------------------------
                 STOCKHOLDER MATTERS.
                 -------------------

         Our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "SITI.OB" on June 27, 2001. The table below sets forth by quarter, for each quarter in which our common stock has traded through December 31, 2001, the high and low bid information for our common stock as reported on the Over-the-Counter Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

                                                          SALE PRICES
                                                  -----------------------------
                                                     HIGH             LOW
                                                     ----             ---
2001:
Second quarter                                      $1.30            $0.85
Third quarter                                        1.20             0.45
Fourth quarter                                       0.80             0.26

         The number of record stockholders of our common stock on March 15, 2002 was 32, based on information furnished by our transfer agent. On March 15, 2002, the closing price of our common stock on the Over-the-Counter Bulletin Board was $0.38 per share. We urge you to obtain current market quotations for shares of our common stock.

         We have not paid any cash dividends in our past two fiscal years and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings to fund the development and growth of our business. Any payment of dividends in the future will be at the discretion of our board of directors and will be dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by our board of directors.

SALES OF UNREGISTERED SECURITIES DURING 2001

         In 2001, we sold 102,000 shares of our Preferred Stock to accredited investors, most of which were existing shareholders, for aggregate proceeds of $255,000. We did not use an underwriter in connection with these sales. The sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

USE OF PROCEEDS

         On May 2, 2001, we completed and closed the offering and sale of Units, each consisting of one share of our Common Stock, one Class A Warrant and one Class B Warrant pursuant to a Registration Statement on Form SB-2, registration number 333-43770, with an effective date of February 4, 2001. Upon exercise, the warrants are convertible into shares of our Common Stock.

         We registered and sold the following Units and the following shares of Common Stock have been registered and issued upon exercise of the warrants:

                                                     Aggregate                                   Aggregate
                           Number                  Offering Price               Number          Offering Price
                           Registered                Registered               Sold/Issued        Sold/Issued
                           ----------                ----------               -----------        -----------

Units                      4,000,000                 $  1,000,000               4,000,000        $1,000,000
Common Stock
  (Class A Warrants)       4,000,000                    2,000,000                 840,000           420,000(a)
Common Stock
  (Class B Warrants)       4,000,000                   12,000,000                       0                 0
                                                     ------------                                ----------

Total Proceeds                                       $15,000,000                                 $1,420,000

-----------
(a)  Through December 31, 2001

         The total proceeds of the offering of the Units were $1,000,000. After deducting legal, accounting and miscellaneous expenses of approximately $80,315, the offering produced net proceeds of $919,685. That amount was arrived at after we paid accounting expenses of $13,600 and legal expenses of $66,715. The net proceeds of the offering were used as follows:

                                             Amount      % of Net Proceeds
                                             ------      -----------------

Reduction of Debt                           $405,000          44.03 %
Equipment                                   $ 50,000           5.44 %
Sales, Marketing & Advertising              $ 60,000           6.52 %
R & D (including labor)                     $ 25,000           2.72 %
Inventory                                   $128,000          13.92 %
Working Capital                             $251,685          27.37 %
                                            --------          -----
Total Net Proceeds                          $919,685          100.00%

         The total proceeds received upon exercise of the warrants through December 31, 2001 were $394,000. The net proceeds of the offering were used for working capital purposes.

         We did not use any registered securities broker-dealers in connection with any sales of the Units, or any exercises of the Warrants. The Units were sold by Messrs. Gott and Norton, who did not receive any commissions or other compensation for their sale of the Units. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 -----------------------------------------------------------
                 AND RESULTS OF OPERATIONS
                 -------------------------

OVERVIEW

         We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers, a Commercial Line of loudspeakers, and Home Theatre systems.

         From the early 1970's through 1999 we derived substantially all of our revenue from marketing, renting, selling and installing sound and lighting systems. In June 1999, due to the favorable customer acceptance of our recently custom designed loudspeaker systems, we ceased these historical operations and began focusing all efforts towards becoming a loudspeaker manufacturer and selling to dealers and contractors on a wholesale basis. As a result, we have been essentially in a development stage, as we are bringing to market products that we introduced in 2000 and 2001 and designing and bringing to market additional products.

         In June 2000, we asked dealers and distributors to sell our Professional Line of products. These dealers and distributors started to form our current network of approximately 50 dealers and 7 foreign distributors and we began shipping to them. However, most of the Professional Line required new ribbon drivers that we completed and implemented into the product line in early 2001.

         In September 2000, we introduced our Home Theatre systems and sales for those systems began immediately. From September through December 2000, we added 20 new Home Theatre dealers in the US and began marketing efforts to establish distributors and dealers outside the US.

         In June 2001, we introduced a Commercial Line of loudspeakers that utilize our PRD500 Ribbon Driver and in September of 2001 we finished the development of our PRD1000 Ribbon Driver and began implementing them into our Professional Line. Our PRD drivers upgraded the previous drivers that we purchased from third-party manufacturers and the cost to us is one-sixth of the price that we had been paying for the previous drivers.

         SLS International, Inc. was formed on July 25, 2000 and had no previous operations. On the same date, this corporation merged with Sound and Lighting Specialist Inc., its sole shareholder. All of the financial information reported for periods prior to the merger are the results of operations of Sound and Lighting Specialist, Inc. All of the operating activity reported for periods after the merger are the results of operations of SLS International, Inc. After effectiveness of the merger, Sound and Lighting Specialist, Inc. ceased to exist as a separate corporate entity. The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

RESULTS OF OPERATIONS

         Year ended December 31, 2001 as compared to the year ended December 31, 2000. For the year ended December 31, 2001, revenue increased to $353,797 from $163,350 in 2000, since 2001 was our first full year of sales of several products following a partial year in 2000, and 2001 was the initial year for sales of other products. In addition, sales of all products have increased steadily since their introduction. In 2001, despite the increased revenue, we reported a net loss of $1,040,174 as compared to a net loss of $781,710 in 2000. The greater net loss was the result of increased general and administrative expenses and to a lesser extent increased interest expense.

         General and administrative expense for the year ended December 31, 2001 increased to $1,068,335 from $813,571 in 2000, primarily as a result of a new employee handling our development of a transducer, a new controller for our financial operations, increased trade show participation to promote our products, and the additional legal, accounting, consulting and other costs incurred as a result of our 2001 public offering.

         Interest expense increased to $46,011 in 2001 as compared to $27,126 in fiscal 2000, due to increased borrowings.

         Year ended December 31, 2000 as compared to the year ended December 31, 1999. For the year ended December 31, 2000, SLS reported a net loss of $781,710 on revenue of $163,350 as compared to a net loss of $245,387 on revenue of $544,187 for 1999. The decrease in operations and net revenue were the result of SLS restructuring its business and the production of new products with the ribbon driver.

         General and administrative expense for the year ended December 31, 2000 was $813,571 an increase of $344,411 from the similar period in 1999 where total general and administrative expenses were $469,160. The increase was due to significant increases in expenditures for advertising, trade show costs and travel to participate in the trade shows. This was needed for the introduction of the ribbon driver loudspeakers and in securing dealers to sell the product.

         Interest expense increased to $27,126 in fiscal 2000 compared to $10,250 in fiscal 1999 because of borrowings on notes, which provided the funds necessary to introduce and produce the new loudspeaker product.

FINANCIAL CONDITION

         On December 31, 2001, our current liabilities exceeded current assets by $296,734 compared to $297,400 on December 31, 2000. Total liabilities exceeded net assets on December 31, 2001 by $262,166, as compared to $790,677 on December 31, 2000. The improvement in working capital was due to the sale of common stock for net proceeds of $1,313,685 and of preferred stock for $255,000 in 2001, which was used to pay a portion of outstanding notes payable and fund the net loss incurred in 2001.

         We have experienced operating losses and negative cash flows from operating activities in all recent years. The losses have been incurred due to the development time and costs in bringing our products through engineering and to the marketplace. In addition we have not paid notes payable and accounts payable on due dates. The report of our accountants contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern.

         In order to continue operations, we have been dependent on raising additional funds and have continued to sell preferred stock in the beginning of 2002 to raise capital. In 2001 we privately sold preferred stock for a total of $255,000 and through March 2002 an additional $265,000. In addition, we have outstanding warrants, which, upon exercise, have provided additional funding of $394,000 in 2001 and $47,500 through March 2002.

         Cash increased by $30,732 in 2001 because of stock sales and increased revenues. Prepaid expenses decreased by $80,329 primarily because certain costs associated with a 2001 stock offering were prepaid at year-end 2000.

         Accounts receivable increased due to increased sales and selling to qualified dealers on open account and our equipment increased due to purchases necessary for production, warehouse and engineering additions.

         Long-term notes payable decreased by a total of $375,333 due to payments made with the proceeds of the stock sales. Two notes totaling $16,328 are secured with equipment and borrowings from individuals are unsecured and mature in the first quarter of 2002; however, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue the 7% interest for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

         There is intense competition in the speaker business with other companies that are much larger and national in scope and have greater financial resources than we have. We will require additional capital to continue our growth in the wholesale speaker market. We are relying upon our ability to obtain the necessary financing through the issuance of equity and upon our relationships with our lenders to sustain our viability.

         In the past, we have been able to privately borrow money from individuals by the issuance of notes and have sold our common stock to raise capital. We intend to continue to do so as needed. However, we cannot be certain that we will continue to be able to successfully obtain such financing. If we fail to do so, we may be unable to continue as a viable business.

FORWARD LOOKING INFORMATION

         This report, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. The risks include those stated in the "Risk Factors" section of this report and economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the other documents we have filed with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate, and our actual results may differ materially from the forward-looking statements.

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  ---------------------------------------------------------

See the financial supplement, beginning on page F-1.

SLS INTERNATIONAL, INC.
DECEMBER 31, 2001

Independent Auditor's Report                                    F-2
Balance Sheet                                                   F-3
Statement of Operations                                         F-4
Statement of Shareholders' Deficit                              F-5
Statement of Cash Flows                                         F-6
Notes to Financial Statements                                   F-7

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 -----------------------------------------------------------
                 AND FINANCIAL DISCLOSURE.
                 -------------------------

         This item is inapplicable, as no such changes or disagreements have occurred.

                                    PART III

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL
                 ------------------------------------------------------
                 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
                 -----------------------------------------------------------

         The following table sets forth the names, ages and offices of the Company's executive officers and directors:

NAME                       AGE        OFFICE
----                       ---        ------
John M. Gott               51         President, CEO, CFO and Director
Richard L. Norton          44         Vice President of Production and Director
Michael L. Maples          53         Director
Robert H. Luke, Ph.D.      59         Director

         JOHN M. GOTT, our President, Chief Executive Officer, Chief Financial Officer and Director, founded SLS in July 2000 in connection with the merger between SLS and its predecessor. He was also founder and Chief Executive Officer of Sound and Lighting Specialists, Inc., the predecessor of SLS International, Inc., which was founded in October 1994. The predecessor engaged in the sale and installation of sound and lighting systems. Mr. Gott acted as its President and CEO since inception. In that capacity he spearheaded its growth with respect to the sale and installation of sound and lighting systems across the world, including in Carnegie Hall and Disney World in Tokyo. He was our primary salesman through August 2001, when Thomas Gallagher joined in such capacity. Mr. Gott has also been instrumental in the conceptual design and marketing of most of our products.

         RICHARD L. NORTON co-founded SLS and was also co-founder of Sound and Lighting Specialists, Inc. He has served as production manager and installer of sound and lighting systems and as Vice President of Production of the predecessor until February 2000. He thereafter served in the same executive and operating capacity for SLS. He attended Drury College and received a B.S. in business administration.

         ROBERT H. (ROBIN) LUKE, PH.D., has served as a Director since 2001. He is Professor of Marketing and the Department Head of the Marketing Department at Southwest Missouri State University. He has served as the first Department Head of two Marketing Departments and directed the development of the MBA/MPA programs for the University of the Virgin Islands. Dr. Luke has owned and developed several businesses and regularly consults with major U.S. corporations and institutions on marketing issues as a Senior Consultant with R.H. Luke & Associates. He served the Academy of Marketing Science as a member of its Board of Governors from 1992 to 1996 and as Vice President of Development, Vice President and Vice President for Academic Affairs. He presently serves as a

Board Member of the Marketing Management Association. He has given or continues to give service commitments to the Boards of Directors or Boards of Advisors of the following organizations: Missouri Partnership for Outstanding Schools, Ozark Greenways, Community Investment Alliance, Sports Directories International, the Community Foundation of the Ozarks, Vision 20/20, the Downtown Springfield Association, Ozarks Chapter of the Boy Scouts of America, A+ Advisory Board of Glendale High School, and Lake County Youth Soccer.

         Dr. Luke has presented numerous papers at international, national and regional marketing conferences. He serves on the Editorial Review Board of the Journal of the Academy of Marketing Science, Journal of Marketing Management. His writings have appeared in over 14 publications. He is the author of Business Careers, an informational source on career opportunities for students, counselors and advisors wishing to know more about business professions. At the age of sixteen, under the name Robin Luke, he wrote and performed "Susie Darling," a song that sold over two million copies from l958 to 1960 and became number one around the world. His career as a recording artist spanned five years and 14 records. He has received numerous awards, including "Distinguished Fellow of the Academy of Marketing Science," the Marketing Management Association's Firooz Hekmat Award in Consumer Behavior and their prestigious Marketing Excellence Award, "best paper awards" from national and international organizations, and the Gift of Time Award from his home city of Springfield Missouri.

         MICHAEL L. MAPLES has served as a Director since 2001. He is Chief Financial Officer, Chief Administrative Officer, Vice President, Treasurer and Corporate Secretary of TranSystems Corporation, an engineering, planning, and consulting firm for the transportation industry. From 1994 to 1996, he was Senior Financial Consultant for Glass & Associates, a consultant to businesses in critical stages of development. From 1991 to 1994, Mr. Maples was Senior Vice President and Controller for Franklin Savings Association, a publicly held group of financial companies. From 1987 to 1991, he was Vice President of Finance & Information Systems for McNally Wellman Company. From 1987 to 1989 he was Treasurer and Corporate Secretary for McNally Pittsburgh, Inc., a group of privately owned engineering and manufacturing companies supplying equipment, systems, parts, and service to the international and domestic material handling industry. From 1983 to 1987, he was Controller and Staff CPA for Gage & Tucker, a multi-office law firm specializing in corporate representation. From 1976 to 1983, he was a Certified Public Accountant, first at Touche Ross & Co., then with a regional firm, and finally as a sole practitioner.

         Each director is elected at the annual meeting of stockholders and each director is elected to serve until his successor shall be elected and shall qualify.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
-------------------------------------------------------

         No reports have been required under Section 16(a) of the Securities Exchange Act of 1934, as amended, because our common stock is not registered under Section 12 of such act.

ITEM 10.         EXECUTIVE COMPENSATION.
                 -----------------------

         The following summarizes the principal compensation received by our executive officers for the fiscal years indicated:

NAME &                                                           OTHER ANNUAL
PRINCIPAL POSITION       YEAR        SALARY           BONUS      COMPENSATION(A)
------------------       ----        ------           -----      ---------------
John M. Gott            2001         $50,440             0            $2,614
President               2000          50,440             0             2,045

Richard L. Norton       2001          40,000             0             6,547
Vice President          2000          40,000             0             5,445
---------------

(a)  All amounts are payments of medical insurance.

         Each executive officer also serves as a director but receives no compensation for acting as a director. We intend to pay future outside directors who are not officers reasonable and customary fees for their services as directors and for attendance, in person or by telephone, at each meeting of the Board of Directors. We presently have no audit, compensation or nominating committee.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 ---------------------------------------------------
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
                 -------------------------------------------

         The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of the outstanding shares of our common stock, by directors who own common stock and all officers and directors as a group:

NAME & ADDRESS                      SHARES                     PERCENT*
--------------                      ------                     -------

John M. Gott                        7,160,192                   37.47 %
1020 S. Pickwick
Springfield, MO 65804

Richard L. Norton                   3,420,544                   17.90 %
818 N. Forest
Springfield, MO 65802

Robert Cooper                       1,044,992                    5.47 %
953 South Farm Rd., #197
Springfield, MO 65802

Officers and Directors
as a Group (2 persons)             10,580,736                   55.36 %

*Based upon a total of 19,111,528 shares outstanding on December 31, 2001.

         All such shares are owned directly by the named stockholders.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                 -----------------------------------------------

         During 1999, certain receivables totaling $80,000 due to SLS from John Gott and Richard Norton, officers and directors of SLS, were paid by them through an assignment of certain equipment rental fees. The assigned fees had been due them individually for equipment owned by them and leased to non-affiliated third parties. SLS also received a commission from Messrs. Gott and Norton for handling the rentals and income over a period of three years on their behalf. As of December 31, 2001, we owed $10,510.24 to Mr. Gott and $21,375.64 to Mr. Norton.

         In July 2000, SLS was reorganized and changed its state of incorporation from Missouri to Delaware. Thereafter, our Board of Directors declared a 12,800 to one, forward stock split. As a result, for each outstanding share of SLS, we issued an additional 12,800 shares. The resulting total of outstanding shares of SLS, as reorganized, became 14,340,480 shares of common stock. All references to shares in this prospectus, whether prior to or after the reorganization, are references to the outstanding shares of SLS, as it has been reorganized.

                                     PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ----------------------------------------------------
                 ON FORM 8-K.
                 ------------

         Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits under Item 8.

         Reports on Form 8-K. We filed the following Reports on Form 8-K during the fourth quarter of our 2001 fiscal year and to date in the following quarter.

--------------------------------------------- ----------------------------------------------------------------------
Date of Filing                                Disclosure(s)
--------------------------------------------- ----------------------------------------------------------------------
February 5, 2002                              Announcement of the extension of the expiration date of the
                                              Company's Class A Warrants to August 4, 2002, from February 4, 2002.
--------------------------------------------- ----------------------------------------------------------------------

         Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

-------------------------------------------------------------------- -----------------------------------------------
EXHIBIT                                                                    WHERE LOCATED
-------------------------------------------------------------------- -----------------------------------------------
Plan of reorganization                                                     Exhibit 2 to  Registration  Statement on
                                                                           Form SB-2 filed August 15, 2000
-------------------------------------------------------------------- -----------------------------------------------
Articles of Incorporation                                                  Exhibit 3(i) to  Registration  Statement
                                                                           on Form SB-2 filed August 15, 2000
-------------------------------------------------------------------- -----------------------------------------------


-------------------------------------------------------------------- -----------------------------------------------
Amendment and Restatement of Certificate of Incorporation                  Exhibit 3(ii) to Registration  Statement
                                                                           on Form SB-2 filed August 15, 2000
-------------------------------------------------------------------- -----------------------------------------------
By-Laws                                                                    Exhibit    3(iii)    to     Registration
                                                                           Statement  on Form SB-2 filed August 15,
                                                                           2000
-------------------------------------------------------------------- -----------------------------------------------
Specimen Certificate of Common Stock                                       Exhibit  4(i)  to  Amendment  No.  1  to
                                                                           Registration   Statement  on  Form  SB-2
                                                                           filed December 1, 2000
-------------------------------------------------------------------- -----------------------------------------------
Form of A Warrant                                                          Exhibit 4(ii) to Registration  Statement
                                                                           on Form SB-2 filed August 15, 2000
-------------------------------------------------------------------- -----------------------------------------------
Form of B Warrant                                                          Exhibit    4(iii)    to     Registration
                                                                           Statement  on Form SB-2 filed August 15,
                                                                           2000
-------------------------------------------------------------------- -----------------------------------------------
Lease between Sound and Lighting Specialists, Inc.                         Exhibit 10 to Registration  Statement on
                                                                           Form SB-2 filed August 15, 2000
-------------------------------------------------------------------- -----------------------------------------------
Agreement  dated  February 24, 2000 between Igor Levitsky and Sound        Exhibit  10(i)  to  Amendment  No.  1 to
and Lighting Specialists, Inc.                                             Registration   Statement  on  Form  SB-2
                                                                           filed December 1, 2000
-------------------------------------------------------------------- -----------------------------------------------
Promissory Note to Igor Levitsky                                           Exhibit  10(ii)  to  Amendment  No. 1 to
                                                                           Registration   Statement  on  Form  SB-2
                                                                           filed December 1, 2000
-------------------------------------------------------------------- -----------------------------------------------
Assignment of Technology Rights by Igor Levitsky dated November 9,         Exhibit  10(iii) to  Amendment  No. 1 to
2000                                                                       Registration   Statement  on  Form  SB-2
                                                                           filed December 1, 2000
-------------------------------------------------------------------- -----------------------------------------------
Form of Distribution Agreement                                             Exhibit  10(iv)  to  Amendment  No. 2 to
                                                                           Registration   Statement  on  Form  SB-2
                                                                           filed January 16, 2001
-------------------------------------------------------------------- -----------------------------------------------
Unaudited interim financial information is provided elsewhere in           Exhibit 15 to
the Registration Statement                                                 on the registration statement Form SB-2
                                                                           filed August 15, 2000
-------------------------------------------------------------------- -----------------------------------------------
Consent of Weaver & Martin LLC                                             Filed herewith
-------------------------------------------------------------------- -----------------------------------------------
Consent of Alfred V.  Greco,  PLLC is  included  in Exhibit  (5)(i)        Exhibit  23(ii)  to  Amendment  No. 1 to
above.                                                                     Registration   Statement  on  Form  SB-2
                                                                           filed December 1, 2000
-------------------------------------------------------------------- -----------------------------------------------
2000 Stock Purchase and Option Plan*                                       Exhibit 99(i) to Registration Statement
                                                                           on Form SB-2 filed August 15, 2000
-------------------------------------------------------------------- -----------------------------------------------



-------------------------------------------------------------------- -----------------------------------------------
Form of Option*                                                            Exhibit 99(ii) to Registration
                                                                           Statement on Form SB-2 filed August 15,
                                                                           2000
-------------------------------------------------------------------- -----------------------------------------------
Form of Escrow Agreement with Metropolitan National Bank                   Exhibit 99(iii) to Registration
                                                                           Statement on Form SB-2 filed August 15,
                                                                           2000
-------------------------------------------------------------------- -----------------------------------------------
Consent Order of Missouri Securities Division and SLS                      Exhibit 99(iv) to Post-Effective
International, Inc.                                                        Amendment No. 1 filed May 30, 2001
-------------------------------------------------------------------- -----------------------------------------------
Promotional Shares Lock-In Agreement                                       Exhibit    99(v)    to    Post-Effective
                                                                           Amendment No. 1 filed May 30, 2001
-------------------------------------------------------------------- -----------------------------------------------
List of Subsidiaries of SLS International, Inc.                            Filed herewith
-------------------------------------------------------------------- -----------------------------------------------
Consent of Independent Certified Public Accountants                        Filed herewith
-------------------------------------------------------------------- -----------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SLS INTERNATIONAL, INC.

                                                     By  /s/ J. Gott
                                                       -------------------------
                                                         J. Gott
                                                         (President)
Date: April 11, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2002.

            Signature                            Title
            ---------                            -----

         /s/ J. Gott                   President, Chief Executive Officer, Chief
                                       Financial Officer and Director
                                       (Principal Executive Officer)

         /s/ R. Luke, Ph.D.   }        Directors
         /s/ R. Norton        }


         /s/ J. Gott                   Chief Financial Officer
         ---------------------         (Principal Financial Officer)
            (J. Gott)

SLS INTERNATIONAL, INC.
DECEMBER 31, 2001



Independent Auditor's Report                                    F-2
Balance Sheet                                                   F-3
Statement of Operations                                         F-4
Statement of Shareholders' Deficit                              F-5
Statement of Cash Flows                                         F-6
Notes to Financial Statements                                   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STOCKHOLDERS AND DIRECTORS
SLS INTERNATIONAL, INC.

We have audited the accompanying balance sheet of SLS International, Inc. as of December 31, 2001 and 2000 and the related statements of operations, shareholders' deficit, and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the financial statements, authorized and outstanding shares of common stock have been retroactively restated with respect to the forward stock split in August, 2000.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLS International, Inc. as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER & MARTIN, LLC

Kansas City, Missouri
March 13, 2002

SLS International, Inc.
Balance Sheet

                                                                                            December 31,
                                                                                     ----------------------------
                                                                                        2001             2000
                                                                                     -----------      -----------
Assets
Current assets:
      Cash                                                                           $    48,390      $    17,658
      Accounts receivable                                                                 69,185           15,948
      Inventory                                                                          250,998          268,562
      Prepaid expenses and other current assets                                            2,081           82,410
                                                                                     -----------      -----------

                    Total current assets                                                 370,654          384,578
                                                                                     -----------      -----------
Fixed assets:
      Vehicles                                                                            47,376           47,376
      Equipment                                                                           50,731           36,407
      Leasehold improvements                                                               3,376            3,376
                                                                                     -----------      -----------
                                                                                         101,483           87,159
Less accumulated depreciation                                                             64,594           48,756
                                                                                     -----------      -----------

                    Net fixed assets                                                      36,889           38,403
                                                                                     -----------      -----------
                                                                                     $   407,543      $   422,981
                                                                                     ===========      ===========
Liabilities and Shareholders' Deficit
Current liabilities:
      Current maturities of long-term debt and notes payable                         $   371,640      $   243,300
      Accounts payable                                                                   196,833          308,112
      Due to shareholders                                                                 31,886           27,247
      Deferred revenue                                                                         0           70,270
      Accrued liabilities                                                                 67,029           33,049
                                                                                     -----------      -----------

                    Total current liabilities                                            667,388          681,978
                                                                                     -----------      -----------

Long-term debt, less current maturities                                                    2,321          531,680
                                                                                     -----------      -----------

Commitments and contingencies:
Shareholders' deficit:
      Preferred stock not issued but owed to buyers, $.001 par, 5,000,000 shares authorized; 102,000 shares at
         December 31, 2001                                                                   102                0
      Discount on preferred stock                                                       (166,694)               0
      Contributed capital - preferred                                                    446,298                0
      Common stock, $.001 par; 75,000,000 shares authorized;
        19,019,528 shares and 14,271,528 shares issued at
        December 31, 2001 and 2000                                                        19,020           14,272
      Common stock not issued but owed to buyers; 40,000
        shares at December 31, 2001                                                           40                0
      Contributed capital - common                                                     1,710,425          401,528
      Retained deficit                                                                (2,271,357)      (1,206,477)
                                                                                     -----------      -----------
                    Total shareholders' deficit                                         (262,166)        (790,677)
                                                                                     -----------      -----------
                                                                                     $   407,543      $   422,981
                                                                                     ===========      ===========





The accompanying notes are an integral part of these financial statements.

SLS International, Inc.
Statement Of Operations

                                                       Year Ended December 31,
                                          ------------------------------------------------
                                              2001              2000              1999
                                          ------------      ------------      ------------

Revenue                                   $    353,797      $    163,350      $    544,187

Cost of sales                                  286,924           106,535           312,448
                                          ------------      ------------      ------------

Gross profit                                    66,873            56,815           231,739

General and administrative expenses          1,068,335           813,571           469,160
                                          ------------      ------------      ------------

Loss  from  operations                      (1,001,462)         (756,756)         (237,421)

Other income (expense):
      Interest expense                         (46,011)          (27,126)          (10,250)
      Interest and miscellaneous, net            7,299             2,172             2,284
                                          ------------      ------------      ------------

                                               (38,712)          (24,954)           (7,966)
                                          ------------      ------------      ------------
Loss before income tax                      (1,040,174)         (781,710)         (245,387)

Income tax provision                                 0                 0                 0
                                          ------------      ------------      ------------

Net loss                                  $ (1,040,174)     $   (781,710)     $   (245,387)
                                          ============      ============      ============

Basic and diluted earnings per share      $      (0.06)     $      (0.06)     $      (0.02)
                                          ============      ============      ============

Weighted average shares outstanding         17,406,111        14,194,405        13,196,800
                                          ============      ============      ============


The accompanying notes are an integral part of these financial statements.

SLS International, Inc.
Statement Of Shareholders' Deficit


                                                                   Preferred stock
                                              ------------------------------------------------------
                                                                          Discount on   Contributed
                                                 Shares        Amount      Preferred      Capital
                                              -----------   -----------   -----------   ------------

Balance, January 1, 1999                                0             0             0              0

Net loss for the year                                   0             0             0              0

Purchase of treasury stock                              0             0             0              0

Sales of common stock                                   0             0             0              0
                                              -----------   -----------   -----------    -----------

Balance, December 31, 1999                              0             0             0              0

Net loss for the year                                   0             0             0              0

Cancellation of treasury stock                          0             0             0              0

Sales of common stock                                   0             0             0              0

Conversion of notes payable                             0             0             0              0

Common stock issued for services                        0             0             0              0
                                              -----------   -----------   -----------    -----------

Balance, December 31, 2000                              0   $         0   $         0              0
                                              ===========   ===========   ===========    ===========

Net loss for the year                                   0             0             0              0

Sales of preferred stock                          102,000           102             0        254,898

Discount on preferred stock associated
    with beneficial conversion feature                  0             0      (191,400)       191,400

Amortization of discount on preferred stock             0             0        24,706              0

Sales of common stock                                   0             0             0              0
     less expense of sale                               0             0             0              0

Sales of common stock -
     warrants exercised                                 0             0             0              0
                                              -----------   -----------   -----------    -----------
Balance, December 31, 2001                        102,000   $       102   $  (166,694)       446,298
                                              ===========   ===========   ===========    ===========

[restubbed table]


                                                            Common stock
                                             ------------------------------------------
                                                                            Contributed     Retained      Treasury
                                               Shares          Amount         Capital        Deficit        Stock          Total
                                             -----------    -----------     -----------   ------------   -----------    -----------

Balance, January 1, 1999                      12,794,253         12,795        114,705       (179,380)             0        (51,880)

Net loss for the year                                  0              0              0       (245,387)             0       (245,387)

Purchase of treasury stock                             0              0              0              0        (60,000)       (60,000)

Sales of common stock                          1,574,400          1,574        223,426              0              0        225,000
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                    14,368,653         14,369        338,131       (424,767)       (60,000)      (132,267)

Net loss for the year                                  0              0              0       (781,710)             0       (781,710)

Cancellation of treasury stock                  (960,000)          (960)       (59,040)             0         60,000              0

Sales of common stock                            524,800            525         74,475              0              0         75,000

Conversion of notes payable                      233,075            233         33,067              0              0         33,300

Common stock issued for services                 105,000            105         14,895              0              0         15,000
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                    14,271,528    $    14,272    $   401,528    $(1,206,477)             0    $  (790,677)
                                             ===========    ===========    ===========    ===========    ===========    ===========

Net loss for the year                                  0              0              0     (1,040,174)             0     (1,040,174)

Sales of preferred stock                               0              0              0              0              0        255,000

Discount on preferred stock associated
    with beneficial conversion feature                 0              0              0              0              0              0

Amortization of discount on preferred stock            0              0              0        (24,706)             0              0

Sales of common stock                          4,000,000          4,000        996,000              0              0      1,000,000
     less expense of sale                              0              0        (80,315)             0              0        (80,315)

Sales of common stock -
     warrants exercised                          788,000            788        393,212              0              0        394,000
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                    19,059,528    $    19,060    $ 1,710,425    $(2,271,357)             0    $  (262,166)
                                             ===========    ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

SLS International, Inc.
Statement Of Cash Flows

                                                                       Year Ended December 31,
                                                            ---------------------------------------------
                                                                2001             2000             1999
                                                            -----------      -----------      -----------
Operating activities:
      Net loss                                              $(1,040,174)     $  (781,710)     $  (245,387)
      Adjustments to reconcile net income to cash flows
        from operating activities:
           Depreciation and amortization                         15,838           15,947           14,728
      Change in assets and liabilities-
           Accounts receivable                                  (53,237)          34,419              (59)
           Due from shareholder                                       0            3,681            9,590
           Inventory                                             17,564         (191,093)          20,862
           Refundable income tax                                      0           14,797                0
           Prepaid expenses and other current assets             80,329          (61,890)          (3,632)
           Accounts payable                                    (111,279)         111,056           (7,559)
           Due to shareholders                                    4,639           12,967           14,280
           Deferred revenue                                     (70,270)          70,270                0
           Accrued liabilities                                   33,981          (37,256)          50,212
                                                            -----------      -----------      -----------

           Cash used in operating activities                 (1,122,609)        (808,812)        (146,965)
                                                            -----------      -----------      -----------

Investing activities:
      Additions to fixed assets                                 (14,324)         (13,160)            (719)
                                                            -----------      -----------      -----------

           Cash used in investing activities                    (14,324)         (13,160)            (719)
                                                            -----------      -----------      -----------

Financing activities:
      Treasury stock acquired                                         0                0          (60,000)
      Sale of common stock, net of expenses                   1,568,685           75,000          225,000
      Borrowing of notes payable                                135,000          666,267           99,996
      Repayments of notes payable                              (536,020)         (19,284)         (15,993)
                                                            -----------      -----------      -----------

           Cash provided by financing activities              1,167,665          721,983          249,003
                                                            -----------      -----------      -----------

(Decrease) increase in cash                                      30,732          (99,989)         101,319
Cash, beginning of year                                          17,658          117,647           16,358
                                                            -----------      -----------      -----------

Cash, end of year                                           $    48,390      $    17,658      $   117,677
                                                            ===========      ===========      ===========

Supplemental cash flow information:
      Interest paid                                         $    14,574      $     7,471      $    10,250
      Income taxes paid (refunded)                                    0                0                0

Noncash investing activities:
      Stock issued for services                             $         0      $    15,000      $         0
      Conversion of notes payable                                     0           33,300                0


The accompanying notes are an integral part of these financial statements.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.


1.  SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS:
             Prior to June 1999, the Company's one business segment was designing, selling and installing sound and lighting systems in churches, schools, theatres, and clubs and developing a proprietary loudspeaker line called SLS Loudspeakers.

             In June 1999, the Company ceased marketing, selling, and installing sound and lighting systems directly and began focusing all efforts towards being a loudspeaker manufacturer only and selling to dealers and contractors.

         INVENTORIES:
             Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of finished goods, raw materials and parts. Included in inventory is $74,430 of finished goods consigned to sales representatives and dealers.

         FIXED ASSETS:
             Fixed assets are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. The lives used for items within each property classification range from 5 to 10 years.

             Maintenance and repairs are charged to expense as incurred.

         CONCENTRATION OF CREDIT RISK:
             The Company's revenues are derived principally from uncollateralized sales to customers in the same industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. There has not been any significant credit losses on such sales.

         RESEARCH AND DEVELOPMENT:
              Research and development costs relating to both present and future products are expensed when incurred and included in operating expenses. Research and development costs were $8,364 and $17,600 for the years ended December 31, 2001 and 2000.

         USE OF ESTIMATES:
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations, or cash flows.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.


         REVENUE RECOGNITION:
              Revenue is recognized when the products are shipped to customers. Installation revenues are recognized when the projects (all less than one month) are completed.

              Deferred revenues represent deposits made to the Company by its customers according to designated credit terms. The revenues associated with these deposits will be recognized when shipments are made.

         CASH EQUIVALENTS:
             The Company's cash equivalents consist principally of any financial instrument with maturities of generally three months or less and cash investments with high quality financial institutions. The investment policy limits the amount of credit exposure to any one financial institution.

         LONG-LIVED ASSETS:
             Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company determined that as of December 31, 2001, there had been no impairment in the carrying value of long-lived assets.

         FINANCIAL INSTRUMENTS:
             The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based upon borrowing rates currently available to the Company with similar terms, the carrying value of notes payable and long-term debt approximate fair value.

         EARNINGS PER SHARE:
             Earnings per common share is based on the weighted average number of common shares and preferred shares outstanding during the year. There were no items in the dilutive earnings per share calculation.

         NEW ACCOUNTING PRONOUNCEMENTS:
             In June 2001, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards ( SFAS ) No. 141, "Business combination," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

             affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 142 provides that goodwill resulting from business combinations as well as other intangible assets no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill.

             Adoption of the above accounting pronouncements will not have a material effect on the Company's financial reporting.

         STOCK-BASED COMPENSATION:
             Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods, financings or services from non-employees in exchange for equity instruments. SFAS 123 also allows companies to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation expense for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

         INCOME TAXES:
             Amounts provided for income tax expense are based on income reported for financial statement purpose and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to the enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company expects to realize.

         RECLASSIFICATIONS
             Certain amounts in the financial statements for the prior period have been reclassified to conform to the current period's presentation.

2.  GOING CONCERN MATTERS
         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2001, 2000 and 1999, the Company incurred losses of $1,040,174, $781,710, and $245,387 respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily with proceeds from capital contributed by shareholders and to explore other financing options in the investment community. At December 31, 2001, no formal agreements had been entered into although management is negotiating licensing agreements with entities who have their own distributors that, if consummated, would generate operating revenues from the commercial sale of its loudspeakers directly to consumers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

3.  LONG-TERM DEBT
         Long-term debt consists of the following at December 31, 2001 and 2000:

                                                                                     December 31,
                                                                                  2001          2000
                                                                                  ----          ----
         Notes payable to individuals, interest rate of 7% uncollateralized,
         principal due through March of 2002                                      357,663      732,966
                                                                                 --------     --------
                                                                                  357,633      732,966
         Less current portion                                                     357,633      220,300
                                                                                 --------     --------
                                                                                 $      0     $512,666
                                                                                 ========     ========

         The aggregate principal amount of long-term debt maturing in the year ended December 31, 2002 is $357,633.

4.  COMMITMENTS
         Rent expense for operating leases was approximately $33,425, $31,500 and $28,200 for the years ended December 31, 2001, 2000 and 1999. There are no minimum lease commitments under non-cancelable leases for future years.

5.  INCOME TAXES
         The Company does not have an income tax provision in 2001, 2000 and 1999. The Company has loss carryforwards of approximately $2,246,650 expiring from 2011 to 2015.

         Deferred tax is comprised of the following:

         Non-current asset:             2001           2000           1999
                                     ---------      ---------      ---------
         Net operating loss          $ 763,800      $ 415,000      $ 140,000
         Valuation allowance          (763,800)      (415,000)      (140,000)
                                     ---------      ---------      ---------
         Total deferred tax, net          --             --             --
                                     =========      =========      =========

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.


         A percent reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                  2001      2000       1999
                                                  ----      ----       ----

         Statutory federal income tax rate      (34.0%)    (34.0%)    (34.0%)
         Non deductible expense                   2.0%        .3%       4.0%
         Change in valuation allowance           32.0%      33.7%      30.0%
                                                 ----       ----       ----
         Effective tax rate                       0.0%       0.0%       0.0%
                                                 ====       ====       ====


6.  RELATED PARTY TRANSACTIONS
         The Company rents equipment owned by shareholders for a rental fee. In 2001, 2000 and 1999, the Company collected $5,154, $16,647 and $19,567 in rent for the shareholders. Revenues from the fee totaled approximately $515, $1,850 and $2,100 for the years ended December 31, 2001, 2000 and 1999.

         Amounts owed by or to shareholders to the Company are charged or credited interest.

         In February 1999, a shareholder of the Company exchanged 960,000 shares of stock (valued at $60,000) for assets of the Company.

7.  MAJOR CUSTOMERS AND SUPPLIERS
         In 2001, the company received approximately 40% of its revenue from four customers. The company purchased approximately 25% of the cost of sales from three vendors.

         In 2000, the company received approximately 25% of its revenue from three customers. The company purchased approximately 50% of the cost of sales from four vendors.

         In 1999, the Company received approximately 50% of its revenue from three customers. The Company purchased approximately 25% of the cost of sales from two vendors.

8.  STOCKHOLDERS' EQUITY
         On July 25, 2000, SLS International, Inc. was organized as a Delaware corporation with authorized shares of 5,000,000 preferred par value $.001 and 75,000,000 common par value $.001. The sole shareholder of SLS International, Inc. at incorporation was Sound and Lighting Specialist, Inc.

         Sound and Lighting Specialist, Inc., in a reverse merger transaction, merged into SLS International, Inc. and exchanged one common share of SLS International, Inc. for each outstanding share of Sound and Lighting Specialist, Inc. SLS International had no operating activity prior to the merger. These financial statements include the operation of the predecessor, Sound and Lighting Specialist, Inc., when it was the only operation of the Company through the date of the merger. After the merger, there was no business activity in Sound and Lighting Specialist, Inc.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         In May, 2001, the Company sold 4,000,000 shares of common stock for $1,000,000 in a public offering. There were charges of $80,315 relating to the offering. These expenses have offset contributed capital. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expire on August 4, 2002 and is exercisable at a price of $0.50 per share. The Class B warrant has a term of 2 years and shall be exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.

         In May through December, 2001, 788,000 Class A warrants were exercised for 788,000 shares of common stock for a total of $394,000. 3,212,000 Class A warrants are outstanding as of December 31, 2001. No Class B warrants have been exercised as of December 31, 2001.

         In fiscal 2001, the Company sold 102,000 shares of preferred stock for $255,000. As of December 31, 2001, the preferred stock certificates had not been issued and are therefore stated in these financial statements as preferred stock not issued but owed to buyers. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $191,400 relating to the beneficial conversion feature was recorded which will be amortized over a one year period beginning with the date the shareholders purchased their shares. As of December 31, 2001, $24,706 has been amortized to retained earnings. At December 31, 2001 the unamortized discount on preferred shares was $166,694.

         In fiscal 2000, the Company sold 524,800 shares of common stock for $75,000. A stockholder exchanged a $33,300 demand note for 233,075 shares of common stock. The Company issued 105,000 shares of common stock in 2000 in exchange for $15,000 in services.

         In fiscal 1999, the Company sold 1,574,000 shares of common stock for $225,000. The Company acquired 960,000 shares of its stock for assets of the company.

         On July 25, 2000 the Treasury stock was retired.

         On August 10, 2000, there was a forward split of shares on a 12,800 to 1 basis. The financial statements have retroactive adjustments for the forward stock split.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

9.  NOTES PAYABLE
         Notes payable consists of the following at December 31, 2001 and 2000:

                                                                                         December 31,
                                                                                       2001        2000
                                                                                       ----        ----
         Equipment note, payments in monthly installments of $1,751 beginning May
         1999, continuing for 35 months. The final payment is due April 2002 and will include all unpaid principal. Interest is prime plus 1.5%
         (currently 6.25%)                                                            $ 8,507     $29,004

         Vehicle note, payments in monthly installments of $518
         beginning June 1999, ending April 2003.  Interest at 8.75%                     7,821      13,010
                                                                                      -------     -------
                                                                                       16,328      42,014
                                                                                       14,007      23,000
                                                                                      -------     -------
                                                                                      $ 2,321     $19,014
                                                                                      =======     =======

         The aggregate principal amount of notes payable maturing in the year ended December 31, 2002 is $2,321.

10.  STOCK OPTION PLAN
         On July 1, 2000, the Board of Directors approved a stock option plan. The plan covers all eligible employees and is an incentive stock option plan. The number of shares that can be issued under the plan total 2,000,000. There were no options issued in 2000 or 2001.

11.  SUBSEQUENT EVENTS
         On January 10, 2002 the Company issued 40,000 shares of common stock paid for in October of 2001. The shares are shown on these financial statements as of December 31, 2001 as common stock not issued but owed to buyers.

         In January and February, 2002, 95,000 Class A warrants were exercised for 95,000 shares of common stock for a total of $47,500.

         In January, February, and March, 2002, the Company issued 106,000 shares of preferred stock for a total of $265,000.