Form 10QSB
period 2002-03-31
SLS INTERNATIONAL INC
filed 2002-05-15
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           (Mark One)
          |X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Quarterly Period Ended March 31, 2002

                   or


          |_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to ___________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
                    -----------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                             52-2258371
                  --------                             ----------
          (State of Incorporation)          (IRS Employer Identification No.)

              3119 South Scenic
            Springfield, Missouri                         65807
            ---------------------                         -----
  (Address of Principal Executive Offices)             (Zip Code)

         Issuer's Telephone Number, Including Area Code: (417) 883-4549

                                       N/A

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

              Check whether the registrant filed all documents and reports required to be filed by Section 12, 13or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

     Yes  |_| No  |_|

 On May 1, 2002, 19,160,528 shares of SLS International, Inc. common stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                Yes |_|  No |X|

                             SLS INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                      Page No.

Item 1.  Financial Statements

         Condensed Balance Sheet                                               1
         Condensed Statement of Operations                                     2
         Condensed Statement of Cash Flows                                     3
         Notes to Financial Statements                                         4

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          6

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            10

Item 6.  Exhibits and Reports on Form 8-K                                     10

Signature                                                                     11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SLS International, Inc.
Condensed Balance Sheet

                                                                March 31,      December 31,
                                                                   2002             2001
                                                                -----------    ------------
                                                                (unaudited)        (audited)
Assets
Current assets:
   Cash                                                         $         0     $    48,390
   Accounts receivable                                              149,406          69,185
   Inventory                                                        245,204         250,998
   Prepaid expenses and other current asset                           1,570           2,081
                                                                -----------     -----------
         Total current assets                                       396,180         370,654
                                                                -----------     -----------
Fixed assets:
   Vehicles                                                          47,376          47,376
   Equipment                                                         50,731          50,731
   Leasehold improvements                                             3,376           3,376
                                                                -----------     -----------
                                                                    101,483         101,483
Less accumulated depreciation                                        68,240          64,594
                                                                -----------     -----------
         Net fixed assets                                            33,243          36,889
                                                                -----------     -----------
                                                                $   429,423     $   407,543
                                                                ===========     ===========
Liabilities and Shareholders' Deficit
Current liabilities:
   Current maturities of long-term debt
    and notes payable                                           $   369,597     $   371,640
   Accounts payable                                                 232,198         196,833
   Due to shareholders                                               29,886          31,886
   Accrued liabilities                                               78,364          67,029
                                                                -----------     -----------
         Total current liabilities                                  710,045         667,388
                                                                -----------     -----------
Long-term debt, less current maturities                                   0           2,321
                                                                -----------     -----------
Commitments and contingencies:
Shareholders' deficit:
   Preferred stock not issued but owed to buyers, $.001 par,
    5,000,000 shares authorized; 168,000 and 102,000 shares
     at March 31, 2002 and December 31, 2001                            168             102
   Discount on preferred stock                                     (262,129)       (166,694)
   Contributed capital - preferred                                  776,432         446,298
   Common stock, $.001 par; 75,000,000 shares authorized;
     19,156,528 shares and 19,019,528 shares issued at
     March 31, 2002 and December 31, 2001                            19,157          19,020
   Common stock not issued but owed to buyers; 40,000
     shares at December 31, 2001                                          0              40
   Contributed capital - common                                   1,758,828       1,710,425
   Retained deficit                                              (2,573,078)     (2,271,357)
                                                                -----------     -----------
         Total shareholders' deficit                               (280,622)       (262,166)
                                                                -----------     -----------

                                                                $   429,423     $   407,543
                                                                ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations


                                         For The Three Months Ended
                                                  March 31,
                                        -----------------------------
                                            2002              2001
                                        ------------     ------------
                                                 (unaudited)

Revenue                                 $    135,186     $     39,748
Cost of sales                                 51,375           21,321
                                        ------------     ------------
Gross profit                                  83,811           18,427
General and administrative expenses          309,341          209,929
                                        ------------     ------------
Loss  from  operations                      (225,530)        (191,502)
Other income (expense):
   Interest expense                           (6,433)         (14,621)
   Interest and miscellaneous, net                 7                6
                                        ------------     ------------
                                              (6,426)         (14,615)
                                        ------------     ------------
Loss before income tax                      (231,956)        (206,117)
Income tax provision                               0                0
                                        ------------     ------------
Net loss                                $   (231,956)    $   (206,117)
                                        ------------     ------------
Deemed dividend associated with
   beneficial conversion of
   preferred stock                           (68,765)               0
                                        ------------     ------------
Net loss available to common
   shareholders                         $   (300,721)    $   (206,117)
                                        ============     ============
Basic and diluted earnings per share    $      (0.01)    $      (0.01)
                                        ============     ============
Weighted average shares outstanding       20,728,195       14,152,009
                                        ============     ============


The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows

                                                      For The Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
                                                              (unaudited)
Operating activities:
   Net loss                                             $(231,956)    $(206,117)
   Adjustments to reconcile net income to cash flows
     from operating activities:
     Depreciation and amortization                          3,646         3,602
   Change in assets and liabilities-
     Accounts receivable                                  (80,221)      (14,430)
     Inventory                                              5,794         5,937
     Prepaid expenses and other current asset                 511          (573)
     Accounts payable                                      35,365        59,684
     Due to shareholders                                   (2,000)        2,038
     Deferred revenue                                           0         5,000
     Accrued liabilities                                   11,335        21,958
                                                        ---------     ---------
     Cash used in operating activities                   (257,526)     (122,901)
                                                        ---------     ---------
Investing activities:
   Additions to fixed assets                                    0          (240)
                                                        ---------     ---------
     Cash used in investing activities                          0          (240)
                                                        ---------     ---------
Financing activities:
   Sale of common stock                                    48,500             0
   Sale of preferred stock                                165,000             0
   Borrowing of notes payable                                   0       115,000
   Repayments of notes payable                             (4,364)       (7,940)
                                                        ---------     ---------
     Cash provided by financing activities                209,136       107,060
                                                        ---------     ---------
(Decrease) increase in cash                               (48,390)      (16,081)
Cash, beginning of quarter                                 48,390        17,657
                                                        ---------     ---------
Cash, end of quarter                                    $       0     $   1,576
                                                        =========     =========
Supplemental cash flow information:
   Interest paid                                        $       0     $   1,143
   Income taxes paid (refunded)                                 0             0



The accompanying notes are an integral part of these condensed financial statements.

                             SLS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed financial statements at March 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Going Concern
         The accompanying unaudited condensed financial statements at March 31, 2002 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the three months ended March 31, 2002 and the years ended December 31 2001, 2000, and 1999. The Company's cash position may be inadequate to pay all of the costs associated with the introduction of its new loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - NOTES PAYABLE
         The interest rate on the current notes are 7% and the maturity date is six months from the date of each note.

NOTE 4 - STOCK TRANSACTIONS
         In May, 2001, the Company completed a public offering. The number of shares sold was 4,000,000. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expire on August 4, 2002 and are exercisable at a price of $.50 per share. The Class B warrant has a term of 2 years and are exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.

         From January 1, 2002 to March 31, 2002, 97,000 Class A warrants were exercised for 97,000 shares of common stock for a total of $48,500. 3,115,000 Class A warrants are outstanding as of March 31, 2002. No Class B warrants have been exercised as of March 31, 2002.

         In the three months ended March 31, 2002, the Company issued 66,000 shares of preferred stock for $165,000. This preferred stock contained beneficial conversion features. The features allows the holder to convert the preferred to 10 shares of common stock after a one year period. A discount on preferred shares of $165,200 relating to the beneficial conversion feature was recorded on these sales which will be amortized over a one year period beginning with the date the shareholders purchased their shares. $69,765 was amortized to retained earnings in the three months ended March 31, 2002. At March 31, 2002, the unamortized beneficial conversion on preferred shares was $262,129.

NOTE 5 -- SUBSEQUENT EVENTS
         In April of 2002, the Company issued 60,000 share of preferred stock for $150,000.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

         Quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. For the quarter ended March 31, 2002, revenue increased to $135,186 from $39,748 in 2001, a 240% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 62% in the 2002 period from approximately 46% in the 2001 period, primarily as a result of our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. Despite the revenue increase of $95,438 and the improvement in gross profits, our net loss increased by $25,839, to $231,956 in the first quarter of 2002 as compared to a net loss of $206,117 in the comparable quarter of 2001. The greater net loss was the result of increased general and administrative expenses, discussed below.

         General and administrative expense for the 2002 first quarter increased to $309,341 from $209,929 in the 2001 first quarter, primarily as a result of a new employee handling our development of a transducer, a new controller for our financial operations, a new national sales manager, increased trade show participation to promote our products, and consultant expense targeted toward increased exposure and relations with top musical artists.

         Interest expense decreased to $6,433 in the 2002 first quarter as compared to $14,621 in the 2001 first quarter, due to decreased borrowings.

         Quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Sales for the first quarter totaled $39,748 compared to $46,421 in 2000. The decrease in revenue resulted from SLS restructuring the business to begin producing loudspeakers with the ribbon drivers.

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

         The net loss for the quarter was $206,117 in 2001, an increase of $55,221 from a loss of $150,896 in 2000.

FINANCIAL CONDITION

         On March 31, 2002, our current liabilities exceeded current assets by $313,865, compared to $296,734 on December 31, 2001. Total liabilities exceeded total assets by $280,622, compared to $262,166 on December 31, 2001. The increased working capital deficit was due to the decrease in cash, discussed below, as well as increases in accounts payable and accrued liabilities, partially offset by increased accounts receivable, as a result of the continued expansion of our operations.

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

         We are experiencing significant cash shortages; in fact, we had $0 in cash on March 31, 2002. However, in April 2002, we raised $150,000 through the sale of 60,000 shares of preferred stock. In order to continue operations, we have been dependent on raising additional funds and have continued to sell preferred stock in the beginning of 2002 to raise capital. In the first quarter of 2002 we sold preferred stock for $165,000. In addition, we have outstanding warrants, which, upon exercise, have provided additional funding of $48,500 during the first quarter of 2002.

         Long-term notes payable decreased slightly to $369,597 on March 31, 2002. Two notes totaling $16,328 are secured with equipment and borrowings from individuals are unsecured and mature in the first quarter of 2002; however, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue the 7% interest for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
-------  ---------------------

         Please refer to the section titled "Use of Proceeds" in Item 5 of our Annual Report on Form 10-KSB for a description of our offering of Units that closed on May 2, 2001 pursuant to a Registration Statement on Form SB-2, registration number 333-43770, with an effective date of February 4, 2001. During the quarter ended March 31, 2002, we issued an aggregate of 97,000 shares of our common stock in connection with the exercise of Class A Warrants issued as part of the Units in the May 2, 2001 offering. The total proceeds received upon exercise of the warrants were $48,500.

         In the quarter ended March 31, 2002, the Company issued 66,000 shares of preferred stock for $165,000 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from the exercise of Class A Warrants and the sale of preferred stock in the first quarter of 2002 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any exercises of the Warrants or sales of preferred stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.
Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  The following are being filed as exhibits to this
                  Report:

                  --       None

         (b)      Reports on Form 8-K.  We filed no Reports on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SLS INTERNATIONAL, INC.
                                    ----------------------------
                                    (Registrant)





Date: May 15, 2002                  By /s/ John Gott
                                       ----------------------------
                                         John Gott
                                         President and

                                           Chief Financial Officer
                                           (Principal Financial Officer)