Form 10QSB
period 2002-06-30
SLS INTERNATIONAL INC
filed 2002-08-14
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


             For the Transition Period from _________ to ___________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
                    -----------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


       Delaware                                          52-2258371
       --------                                          ----------
(State of Incorporation)                       (IRS Employer Identification No.)

         3119 South Scenic
       Springfield, Missouri                                           65807
       ---------------------                                           -----
(Address of Principal Executive Offic                                (Zip Code)


         Issuer's Telephone Number, Including Area Code: (417) 883-4549


                                       N/A
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   N/A
                                               -----
Yes [_] No [_]

On August 1, 2002, 19,160,528 shares of SLS International, Inc. common stock were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes         No x
   ----      ----

                             SLS INTERNATIONAL, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                  Page No.

Item 1.  Financial Statements

         Condensed Balance Sheet                                      1
         Condensed Statements of Operations                           2
         Condensed Statement of Cash Flows                            4
         Notes to Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                             11

Item 2. Changes in Securities and Use of Proceeds                     11

Item 6.  Exhibits and Reports on Form 8-K                             12

Signature                                                             13

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.
        ---------------------

SLS International, Inc.
Condensed Balance Sheet

                                                                                     June 30,     December 31,
                                                                                       2002           2001
                                                                                   -----------    -----------
                                                                                   (unaudited)     (audited)
Assets
Current assets:
      Cash                                                                         $         0    $    48,390
      Accounts receivable                                                              214,862         69,185
      Inventory                                                                        366,935        250,998
      Prepaid expenses and other current assets                                          1,570          2,081
                                                                                   -----------    -----------
                   Total current assets                                                583,367        370,654
                                                                                   -----------    -----------
Fixed assets:
      Vehicles                                                                          47,376         47,376
      Equipment                                                                         50,731         50,731
      Leasehold improvements                                                             3,376          3,376
                                                                                   -----------    -----------
                                                                                       101,483        101,483
Less accumulated depreciation                                                           71,886         64,594
                                                                                   -----------    -----------

                   Net fixed assets                                                     29,597         36,889
                                                                                   -----------    -----------
                                                                                   $   612,964    $   407,543
                                                                                   ===========    ===========

Liabilities and Shareholders' Deficit
Current liabilities:
      Current maturities of long-term debt and notes payable                       $   414,325    $   371,640
      Accounts payable                                                                 231,788        196,833
      Due to shareholders                                                               29,886         31,886
      Accrued liabilities                                                               82,726         67,029
                                                                                   -----------    -----------
                   Total current liabilities                                           758,725        667,388
                                                                                   -----------    -----------

Long-term debt, less current maturities                                                      0          2,321
                                                                                   -----------    -----------
Commitments and contingencies:
Shareholders' deficit:
      Preferred stock not issued but owed to buyers, $.001 par, 5,000,000 shares authorized; 278,000 and 102,000 shares
        at June 30, 2002 and December 31, 2001                                             278            102
      Discount on preferred stock                                                     (467,668)      (166,694)
      Contributed capital - preferred                                                1,392,322        446,298
      Common stock, $.001 par; 75,000,000 shares authorized;
        19,160,528 shares and 19,019,528 shares issued at
        June 30, 2002 and December 31, 2001                                             19,161         19,020
      Common stock not issued but owed to buyers; 40,000
        shares at December 31, 2001                                                          0             40
      Contributed capital - common                                                   1,760,824      1,710,425
      Retained deficit                                                              (2,850,678)    (2,271,357)
                                                                                   -----------    -----------
                   Total shareholders' deficit                                        (145,761)      (262,166)
                                                                                   -----------    -----------
                                                                                   $   612,964    $   407,543
                                                                                   ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations

                                                     For The Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002              2001
                                                  ------------     ------------
                                                           (unaudited)

Revenue                                           $    324,516     $    110,523
Cost of sales                                          115,638           69,883
                                                  ------------     ------------
Gross profit                                           208,878           40,640
General and administrative expenses                    569,748          512,115
                                                  ------------     ------------
Loss  from  operations                                (360,870)        (471,475)

Other income (expense):
      Interest expense                                 (13,263)         (27,299)
      Interest and miscellaneous, net                       38            1,548
                                                  ------------     ------------
                                                       (13,225)         (25,751)
                                                  ------------     ------------
Loss before income tax                                (374,095)        (497,226)
Income tax provision                                         0                0
                                                  ------------     ------------
Net loss                                              (374,095)        (497,226)
Deemed dividend associated with beneficial
   conversion feature of preferred stock              (205,226)               0
                                                  ------------     ------------
Net loss available to common shareholders         $   (579,321)    $   (497,226)
                                                  ============     ============
Basic and diluted earnings per share              $      (0.03)    $      (0.03)
                                                  ============     ============
Weighted average shares outstanding                 19,151,000       15,677,000
                                                  ============     ============


The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations

                                                   For The Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
                                                           (unaudited)

Revenue                                           $    189,330     $     70,775
Cost of sales                                           64,262           48,562
                                                  ------------     ------------
Gross profit                                           125,068           22,213
General and administrative expenses                    260,407          302,186
                                                  ------------     ------------
Loss  from  operations                                (135,339)        (279,973)

Other income (expense):
      Interest expense                                  (6,830)         (12,678)
      Interest and miscellaneous, net                       30            1,542
                                                  ------------     ------------
                                                        (6,800)         (11,136)
                                                  ------------     ------------
Loss before income tax                                (142,139)        (291,109)
Income tax provision                                         0                0
                                                  ------------     ------------
Net loss                                              (142,139)        (291,109)
Deemed dividend associated with beneficial
   conversion feature of preferred stock              (136,461)               0
                                                  ------------     ------------
Net loss available to common shareholders         $   (278,600)    $   (291,109)
                                                  ============     ============


Basic and diluted earnings per share              $      (0.01)    $      (0.02)
                                                  ============     ============
Weighted average shares outstanding                 19,160,000       17,082,000
                                                  ============     ============


The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows

                                                           For The Six Months Ended
                                                                   June 30,
                                                          --------------------------
                                                             2002            2001
                                                          -----------    -----------
                                                                 (unaudited)
Operating activities:
      Net loss                                            $  (374,095)   $  (497,226)
      Adjustments to reconcile net income to cash flows
        from operating activities:
          Depreciation and amortization                         7,292          7,621
      Change in assets and liabilities-
          Accounts receivable                                (145,677)       (44,645)
          Inventory                                          (115,937)        (2,614)
          Prepaid expenses and other current assets               511         79,168
          Accounts payable                                     34,954        (93,329)
          Due to shareholders                                  (2,000)         3,820
          Accrued liabilities                                  15,698          8,945
                                                          -----------    -----------
          Cash used in operating activities                  (579,254)      (538,260)
                                                          -----------    -----------
Investing activities:
      Additions to fixed assets                                     0         (9,257)
                                                          -----------    -----------
          Cash used in investing activities                         0         (9,257)
                                                          -----------    -----------
Financing activities:
      Sale of common stock                                     50,500      1,052,000
      Sale of preferred stock                                 440,000              0
      Borrowing of notes payable                               50,000        135,000
      Repayments of notes payable                              (9,636)      (422,325)
                                                          -----------    -----------
          Cash provided by financing activities               530,864        764,675
                                                          -----------    -----------
(Decrease) increase in cash                                   (48,390)       217,158
Cash, beginning of period                                      48,390         17,657
                                                          -----------    -----------
Cash, end of period                                       $         0    $   234,815
                                                          ===========    ===========

Supplemental cash flow information:
      Interest paid                                       $         0    $         0
      Income taxes paid                                             0              0


The accompanying notes are an integral part of these condensed financial statements.

                             SLS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed financial statements at June 30, 2002 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2002 and results of operations and cash flows for the six months ended June 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Going Concern
         The accompanying unaudited condensed financial statements at June 30, 2002 have been prepared in conformity with generally accepted accounting principles in the United States which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the six months ended June 30, 2002 and the years ended December 31 2001, 2000, and 1999. The Company's cash position may be inadequate to pay all of the costs associated with the introduction of its new loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - NOTES PAYABLE
         The interest rate on the current notes are 7% with maturity periods of six months. The notes have matured and are now demand notes.

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

         From January 1, 2002 to June 30, 2002, 101,000 Class A warrants were exercised for 101,000 shares of common stock for a total of $50,500. 3,111,000 Class A warrants are outstanding as of June 30, 2002. No Class B warrants have been exercised as of June 30, 2002.

         In the six months ended June 30, 2002, the Company issued 176,000 shares of preferred stock for $440,000. This preferred stock contained beneficial conversion features. The features allows the holder to convert the preferred to 10 shares of common stock after a one year period. A discount on preferred shares of $506,200 relating to the beneficial conversion feature was recorded on these sales which will be amortized over a one year period beginning with the date the shareholders purchased their shares. $205,226 was amortized to retained earnings in the six months ended June 30, 2002. At June 30, 2002, the unamortized beneficial conversion on preferred shares was $467,668.

NOTE 5 - SUBSEQUENT EVENTS
         In July of 2002, the Company issued 24,000 shares of preferred stock for $60,000.

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

         From the early 1970's through 1999 we derived substantially all of our revenue from marketing, renting, selling and installing sound and lighting systems. In June 1999, due to the favorable customer acceptance of our custom-designed loudspeaker systems, we ceased these historical operations and began focusing all efforts towards becoming a loudspeaker manufacturer and selling to dealers and contractors on a wholesale basis. As a result, we have been essentially in a development stage, as we are bringing to market products that we introduced in 2000 and 2001 and designing and bringing to market additional products.

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

         In June 2001, we introduced a Commercial Line of loudspeakers that use our PRD500 Ribbon Driver and, in September 2001, we finished the development of our PRD1000 Ribbon Driver and began implementing it into our Professional Line. Our PRD drivers upgraded the previous drivers that we purchased from third-party manufacturers and the cost to us is approximately one-sixth of the price that we had been paying for the previous drivers.

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

RESULTS OF OPERATIONS

         Quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. For the quarter ended June 30, 2002, revenue increased to $189,330 from $70,775 in 2001, a 168% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 66% in the 2002 period from approximately 31% in the 2001 period, primarily as a result of our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. As a result of the revenue increase and the improvement in gross profits, as well as a $41,779 decrease in general and administrative expense, our net loss decreased to $142,139 in the first quarter of 2002 as compared to a net loss of $291,109 in the comparable quarter of 2001.

         General and administrative expense for the 2002 second quarter decreased to $260,407 from $302,186 in the 2001 second quarter, primarily as a result of expenses for trade shows and greater advertising expenses incurred in 2001.

         Interest expense decreased to $6,830 in the 2002 second quarter as compared to $12,678 in the 2001 second quarter, due to decreased borrowings.

         Six months ended June 30, 2002 as compared to the six months ended June 30, 2001. For the first six months of 2002, revenue increased to $324,516 from $110,523 in 2001, a 194% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 64% in the 2002 period from approximately 37% in the 2001 period, primarily as a result of our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. As a result of the revenue increase and the improvement in gross profits, our net loss decreased to $374,095 in the first half of 2002 as compared to a net loss of $497,226 in the first half of 2001.

         General and administrative expense for the first six months of 2002 increased to $569,748 from $512,115 in 2001, primarily as a result of the hiring of a sales manager and consulting expenses incurred for investor relations and public relations.

         Interest expense decreased to $13,263 in the 2002 period as compared to $27,299 in the 2001 period, due to decreased borrowings.

FINANCIAL CONDITION

         On June 30, 2002, our current liabilities exceeded current assets by $175,358, compared to $296,734 on December 31, 2001. Total liabilities exceeded total assets by $145,761, compared to $262,166 on December 31, 2001. The decreased working capital deficit was due primarily to an increase in accounts receivable and inventory, funded in large part by the sales of equity described below and increased sales, as well as increases in accounts payable and accrued liabilities, partially offset by a decrease in cash, increased accounts payable and other increased liabilities incurred from our expanding operations.

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

         We are experiencing significant cash shortages; in fact, we had $0 in cash on June 30, 2002. However, in July 2002, we raised $60,000 through the sale of 24,000 shares of preferred stock, and we had $214,862 in accounts receivable on June 30,2002, which we have been collecting in the ordinary course of business. In order to continue operations, we have been dependent on raising additional funds and have continued to sell preferred stock in 2002 to raise capital. In the first half of 2002 we sold 176,000 shares of preferred stock for $440,000. In addition, we have outstanding warrants, which, upon exercise, have provided additional funding of $50,500 during the first half of 2002.

         Long-term notes payable increased slightly to $414,325 on March 31, 2002. Two notes totaling $16,328 are secured with equipment and borrowings from individuals are unsecured and mature in the first quarter of 2002; however, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue the 7% interest for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

         We expect our revenue to grow rapidly in the next few quarters, as our marketing initiatives continue to take effect. In the second quarter of 2002, a Korean distributor committed to purchase $1,000,000 in products over the next twelve months. Also, our sales representatives are reporting exceptional response from our customers, resulting in increases in product orders. Accordingly, we have increased production to accommodate the anticipated growth. Further, we expect that our profit margin, already at approximately 65%, will improve as our revenue increases. Taking into account all of these factors, we currently forecast to report a profit in the fourth quarter of 2002.

FORWARD LOOKING INFORMATION

         This report, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. The risks include those stated in the "Risk Factors" section of our Annual Report on Form 10-KSB and economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report, in our Annual Report on Form 10-KSB and in the other documents we have filed with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate, and our actual results may differ materially from the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  -----------------
         On April 4, 2002, Alfred V. Greco filed a claim in the Supreme Court of the State of New York, County of New York, for unpaid legal fees, seeking a total of $50,772, plus interest, costs and disbursements. We have been in settlement discussions with Mr. Greco, and we expect to settle the claim during the third quarter of 2002.

Item 2. Changes in Securities.
------------------------------
         Please refer to the section titled "Use of Proceeds" in Item 5 of our Annual Report on Form 10-KSB for a description of our offering of Units that closed on May 2, 2001 pursuant to a Registration Statement on Form SB-2, registration number 333-43770, with an effective date of February 4, 2001. During the quarter ended June 30, 2002, we issued an aggregate of 4,000 shares of our common stock in connection with the exercise of Class A Warrants issued as part of the Units in the May 2, 2001 offering. The total proceeds received upon exercise of the warrants were $2,000.

         In the quarter ended June 30, 2002, the Company issued 110,000 shares of preferred stock for $275,000 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from the exercise of Class A Warrants and the sale of preferred stock in the second quarter of 2002 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any exercises of the Warrants or sales of preferred stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

         (a)      Exhibits. The following are being filed as exhibits to this
                  Report:

                  99.1      Certification of Periodic Report


         (b)      Reports on Form 8-K.

                  We filed no Reports on Form 8-K during the quarter ended June 30, 2002.

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

                                        SLS INTERNATIONAL, INC.
                                        ----------------------------
                                           (Registrant)





Date: August 14, 2002                   By /s/ John Gott
                                           ----------------------------
                                           John Gott
                                           President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)