Form 10QSB
period 2002-09-30
SLS INTERNATIONAL INC
filed 2002-11-14
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
           (Mark One)

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Quarterly Period Ended September 30, 2002

                   or

          | | Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to ___________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                           Delaware                       52-2258371
     ---------------------------------------------------------------------------
                   (State of Incorporation)    (IRS Employer Identification No.)

                       3119 South Scenic
                     Springfield, Missouri                  65807
           (Address of Principal Executive Offices)       (Zip Code)
     ---------------------------------------------------------------------------

         Issuer's Telephone Number, Including Area Code: (417) 883-4549

                                       N/A
     ---------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A Yes | | No | |

       On November 1, 2002, 19,160,528 shares of SLS International, Inc. common stock were outstanding.

                  Transitional Small Business Disclosure Format (check one):
     Yes _______  No ___x___

                             SLS INTERNATIONAL, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements

         Condensed Balance Sheet                                            1
         Condensed Statements of Operations                                 2
         Condensed Statement of Cash Flows                                  4
         Notes to Financial Statements                                      5

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

Item 3.  Controls and Procedures                                            10


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   11

Item 2. Changes in Securities and Use of Proceeds                           11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signature                                                                   12

Certification                                                               13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SLS International, Inc.
Condensed Balance Sheet

                                                                      September 30,       December 31,
                                                                           2002               2001
                                                                       -----------         -----------
                                                                       (unaudited)         (audited)
Assets
Current assets:
     Cash                                                              $     7,761         $    48,390
     Accounts receivable                                                   177,232              69,185
     Inventory                                                             439,301             250,998
     Prepaid expenses and other current assets                               1,570               2,081
                                                                       -----------         -----------

                Total current assets                                       625,864             370,654
                                                                       -----------         -----------

Fixed assets:
     Vehicles                                                               47,376              47,376
     Equipment                                                              53,427              50,731
     Leasehold improvements                                                  3,376               3,376
                                                                       -----------         -----------

                                                                           104,179             101,483
Less accumulated depreciation                                               75,733              64,594
                                                                       -----------         -----------

                Net fixed assets                                            28,446              36,889
                                                                       -----------         -----------

                                                                       $   654,310         $   407,543
                                                                       ===========         ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities of long-term debt and notes payable            $   414,815         $   371,640
     Accounts payable                                                      346,386             196,833
     Due to shareholders                                                    29,886              31,886
     Accrued liabilities                                                    95,749              67,029
                                                                       -----------         -----------

                Total current liabilities                                  886,836             667,388
                                                                       -----------         -----------

Long-term debt, less current maturities                                          0               2,321
                                                                       -----------         -----------

Commitments and contingencies:
Shareholders' deficit:
     Preferred stock not issued but owed to buyers, $.001 par,
        5,000,000 shares authorized; 328,000 and 102,000 shares
       at September 30, 2002 and December 31, 2001                             328                 102
     Discount on preferred stock                                          (330,776)           (166,694)
     Contributed capital - preferred                                     1,561,272             446,298
     Common stock, $.001 par; 75,000,000 shares authorized;
       19,160,528 shares and 19,019,528 shares issued at
       September 30, 2002 and December 31, 2001                             19,161              19,020
     Common stock not issued but owed to buyers; 40,000
       shares at December 31, 2001                                               0                  40
     Contributed capital - common                                        1,760,824           1,710,425
     Retained deficit                                                   (3,243,335)         (2,271,357)
                                                                       -----------         -----------

                Total shareholders' deficit                               (232,526)           (262,166)
                                                                       -----------         -----------

                                                                       $   654,310         $   407,543
                                                                       ===========         ===========

See notes to the condensed financial statements.

SLS International, Inc.
Condensed Statements Of Operations

                                                       For The Nine Months Ended
                                                             September 30,
                                                  ---------------------------------
                                                       2002                 2001
                                                  ------------         ------------
                                                              (unaudited)

Revenue                                           $    486,204         $    284,306

Cost of sales                                          193,185              182,512
                                                  ------------         ------------

Gross profit                                           293,019              101,794

General and administrative expenses                    860,847              792,686
                                                  ------------         ------------

Loss  from  operations                                (567,828)            (690,892)

Other income (expense):
     Interest expense                                  (18,330)             (35,033)
     Interest and miscellaneous, net                       298                2,092
                                                  ------------         ------------

                                                       (18,032)             (32,941)
                                                  ------------         ------------

Loss before income tax                                (585,860)            (723,833)

Income tax provision                                        --                   --
                                                  ------------         ------------

Net loss                                              (585,860)            (723,833)

Deemed dividend associated with beneficial
   conversion feature of preferred stock              (386,118)             (52,000)
                                                  ------------         ------------

Net loss available to common shareholders         $   (971,978)        $   (775,833)
                                                  ============         ============

Basic and diluted earnings per share              $      (0.05)        $      (0.04)
                                                  ============         ============

Weighted average shares outstanding                 19,154,000           16,716,528
                                                  ============         ============

See notes to the condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations

                                                     For The Three Months Ended
                                                            September 30,
                                                  --------------------------------
                                                      2002                 2001
                                                  ------------         -----------
                                                             (unaudited)

Revenue                                           $    161,688         $    173,783

Cost of sales                                           77,547              112,629
                                                  ------------         ------------

Gross profit                                            84,141               61,154

General and administrative expenses                    291,099              280,571
                                                  ------------         ------------

Loss  from  operations                                (206,958)            (219,417)

Other income (expense):
     Interest expense                                   (5,067)              (7,734)
     Interest and miscellaneous, net                       259                  544
                                                  ------------         ------------

                                                        (4,808)              (7,190)
                                                  ------------         ------------

Loss before income tax                                (211,766)            (226,607)

Income tax provision                                        --                   --
                                                  ------------         ------------

Net loss                                              (211,766)            (226,607)

Deemed dividend associated with beneficial
   conversion feature of preferred stock              (180,892)             (52,000)
                                                  ------------         ------------

Net loss available to common shareholders         $   (392,658)        $   (278,607)
                                                  ============         ============

Basic and diluted earnings per share              $      (0.02)        $      (0.01)
                                                  ============         ============

Weighted average shares outstanding                 19,160,528           18,792,125
                                                  ============         ============


See notes to the condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows

                                                               For The Nine Months Ended
                                                                     September 30,
                                                             ------------------------------
                                                                2002               2001
                                                             ----------         -----------
                                                                      (unaudited)
Operating activities:
     Net loss                                                 $(585,860)        $  (723,833)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                           11,139              11,628
     Change in assets and liabilities-
         Accounts receivable                                   (108,047)            (86,676)
         Inventory                                             (188,303)            (17,155)
         Prepaid expenses and other current assets                  511              79,168
         Accounts payable                                       149,553            (123,387)
         Deferred revenue                                             0             (70,270)
         Due to shareholders                                     (2,000)              4,639
         Accrued liabilities                                     28,721              18,813
                                                              ---------         -----------

         Cash used in operating activities                     (694,286)           (907,073)
                                                              ---------         -----------

Investing activities:
     Additions to fixed assets                                   (2,697)            (11,886)
                                                              ---------         -----------

         Cash used in investing activities                       (2,697)            (11,886)
                                                              ---------         -----------

Financing activities:
     Sale of common stock                                        50,500           1,214,000
     Sale of preferred stock                                    565,000              50,000
     Borrowing of notes payable                                  50,000             135,000
     Repayments of notes payable                                 (9,146)           (478,600)
                                                              ---------         -----------

         Cash provided by financing activities                  656,354             920,400
                                                              ---------         -----------

(Decrease) increase in cash                                     (40,629)              1,441
Cash, beginning of period                                        48,390              17,658
                                                              ---------         -----------

Cash, end of period                                           $   7,761         $    19,099
                                                              =========         ===========

Supplemental cash flow information:
     Interest paid                                            $       0         $         0
     Income taxes paid (refunded)                                     0                   0



See notes to the condensed financial statements.

                             SLS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed financial statements at September 30, 2002 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of September 30, 2002 and results of operations and cash flows for the nine months ended September 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Going Concern
         The accompanying unaudited condensed financial statements at September 30, 2002 have been prepared in conformity with generally accepted accounting principles in the United States which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000, and 1999. The Company's cash position may be inadequate to pay all of the costs associated with the introduction of its new loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - NOTES PAYABLE
         The interest rate on the current notes are 7% with maturity periods of six months. The notes have matured and are now demand notes.

NOTE 4 - STOCK TRANSACTIONS
         In May, 2001, the Company completed a public offering. The number of shares sold was 4,000,000. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expire on February 4, 2003 and are exercisable at a price of $.50 per share. The Class B warrant has a term of 2 years and are exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.
                                       5

         From January 1, 2002 to September 30, 2002, 101,000 Class A warrants were exercised for 101,000 shares of common stock for a total of $50,500. 3,111,000 Class A warrants are outstanding as of September 30, 2002. No Class B warrants have been exercised as of September 30, 2002.

         In the nine months ended September 30, 2002, the Company issued 226,000 shares of preferred stock for $565,000. This preferred stock contained beneficial conversion features. The features allows the holder to convert the preferred to 10 shares of common stock after a one year period. A discount on preferred shares of $550,200 relating to the beneficial conversion feature was recorded on these sales which will be amortized over a one year period beginning with the date the shareholders purchased their shares. $386,118 was amortized to retained earnings in the nine months ended September 30, 2002. At September 30, 2002, the unamortized beneficial conversion on preferred shares was $330,776.

NOTE 5 -- SUBSEQUENT EVENTS
         In October of 2002, the Company issued 40,000 shares of preferred stock for $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         In September 2000, we introduced our Home Theatre systems, and sales for those systems began immediately. From September through December 2000, we added 20 new Home Theatre dealers in the US and began marketing efforts to establish distributors and dealers outside the US.

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

         SLS International, Inc. was formed on July 25, 2000 and had no previous operations. On the same date, this corporation merged with Sound and Lighting Specialist Inc., its sole shareholder. All of the financial and other information reported for periods prior to the merger are the results of operations of Sound and Lighting Specialist, Inc. All of the operating activity reported for periods after the merger are the results of operations of SLS International, Inc. After effectiveness of the merger, Sound and Lighting Specialist, Inc. ceased to exist as a separate corporate entity. The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

RESULTS OF OPERATIONS

         Quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. For the quarter ended September 30, 2002, revenue decreased to $161,688 from $173,783 in 2001, a 7% decrease. The decrease resulted primarily from approximately $70,000 in orders that were originally scheduled for shipment in September being delayed until October. Our gross profit percentage increased to approximately 52% in the 2002 period from approximately 35% in the 2001 period, primarily as a result of our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. As a result of the improvement in gross profits, partially offset by an increase in general and administrative expense discussed below, our net loss decreased to $211,766 in the third quarter of 2002 as compared to a net loss of $226,607 in the comparable quarter of 2001.

         Despite the improvement in gross profit percentage over the prior-year period, the third quarter's gross profit percentage was lower than in the first two quarters of the year, primarily due to discounted introductory sales that gave us favorable publicity, and the sale at discounted prices of models that had been used for trade show demonstrations. We expect to continue to make sales at discounted prices as similar special circumstances arise, but we expect such sales to constitute a smaller portion of our sales in most future periods, thereby having less of an impact on our gross profit percentage.

         General and administrative expense for the 2002 third quarter increased to $291,099 from $280,571 in the 2001 third quarter, primarily as a result of additional trade shows and travel expense in the 2002 quarter. During the 2002 third quarter, we also increased the size of our leased facility, thereby increasing our monthly lease costs, which will increase our capacity to satisfy the expected growth in revenue.

         Interest expense decreased to $5,067 in the 2002 third quarter as compared to $7,734 in the 2001 third quarter, due to the repayment of loans resulting in decreased borrowings.

         Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. For the first nine months of 2002, revenue increased to $486,204 from $284,306 in 2001, a 71% increase, resulting primarily from the expansion of our loudspeaker product line and the growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 60% in the 2002 period from approximately 36% in the 2001 period, primarily as a result of our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. As a result of the revenue increase and the improvement in gross profits, our net loss decreased to $585,860 in the first nine months of 2002 as compared to a net loss of $723,833 in the first nine months of 2001.

         General and administrative expense for the first nine months of 2002 increased to $860,847 from $792,686 in 2001, primarily as a result of the hiring of a sales manager and consulting expenses incurred for investor relations and public relations.

         Interest expense decreased to $18,330 in the 2002 period as compared to $35,033 in the 2001 period, due to the repayment of loans resulting in decreased borrowings.

FINANCIAL CONDITION

         On September 30, 2002, our current liabilities exceeded current assets by $260,972, compared to $296,734 on December 31, 2001. Total liabilities exceeded total assets by $232,526, compared to $262,166 on December 31, 2001. The decreased working capital deficit was due primarily to an increase in accounts receivable and inventory, funded in large part by the sales of equity described below and increased sales, as well as increases in accounts payable and accrued liabilities, partially offset by a decrease in cash, increased accounts payable and other increased liabilities incurred from our expanding operations.

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

         We are experiencing significant cash shortages; we had $7,761 in cash on September 30, 2002. However, in October 2002, we raised $100,000 through the sale of 40,000 shares of preferred stock. In order to continue operations, we have been dependent on raising additional funds and have continued to sell preferred stock in 2002 to raise capital. In the first nine months of 2002 we sold 226,000 shares of preferred stock for $565,000. In addition, we have outstanding warrants, which, upon exercise, have provided additional funding of $50,500 during the first nine months of 2002.

         Notes payable increased slightly to $414,815 on September 30, 2002. Two notes totaling $7,181 are secured with equipment, and borrowings from individuals are unsecured and matured in the first quarter of 2002; however, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue the 7% interest for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

         Our net loss in each quarter this year has been less than the net loss in the comparable quarter of the prior year, due to improvements in gross profit percentage and, in the first two quarters of the year, increases in revenue. The net loss improvement continued in the third quarter of this year, compared to the prior year, despite a 7% decrease in sales caused primarily by a delay in shipment of certain orders as discussed above. We expect our revenue to grow rapidly, as our marketing initiatives continue to take effect. Further, we expect that our profit margin, already at approximately 60%, will improve as our revenue increases. At the end of the second quarter of 2002, we forecasted to report a profit in the fourth quarter of 2002. For the reasons stated above, we expect significant improvements in both our revenue and our net loss in the fourth quarter of 2002, but we now believe that a profit in the fourth quarter of 2002 is unlikely, although we may be able to become profitable on a monthly basis in December 2002.

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

ITEM 3.  CONTROLS AND PROCEDURES.

       As of October 1, 2002, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

         We refer you to Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 for a discussion of a claim by Alfred V. Greco filed in the Supreme Court of the State of New York, County of New York, for unpaid legal fees, seeking a total of $50,772, plus interest, costs and disbursements. In the third quarter of 2002, the parties entered into a settlement agreement with respect to this matter, and we believe our obligations under such agreement are not material to the business.

Item 2.  Changes in Securities.
-------------------------------

         In the quarter ended September 30, 2002, the Company issued 50,000 shares of preferred stock for $125,000 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The issuances were made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from the sale of preferred stock in the third quarter of 2002 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any exercises of the Warrants or sales of preferred stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

         (a) Exhibits. The following are being filed as exhibits to this Report:

             Exhibit No.       Description of Exhibit
             -----------       ----------------------

               99.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Report

         (b) Reports on Form 8-K. We filed no Reports on Form 8-K during the quarter ended September 30, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SLS INTERNATIONAL, INC.
                                           (Registrant)





Date: November 14, 2002                    By /s/ John Gott
                                              -------------
                                              John Gott
                                              President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                 CERTIFICATIONS

I, John Gott, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of SLS International, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John Gott
-------------
John Gott, Chief Executive Officer and Chief Financial Officer
November 14, 2002