Form 10QSB/A
period 2002-03-31
SLS INTERNATIONAL INC
filed 2003-05-21
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

           (Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Quarterly Period Ended March 31, 2002

                   or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to ___________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   Delaware                               52-2258371
   ---------------------------------------     --------------------------------
           (State of Incorporation)            (IRS Employer Identification No.)

               3119 South Scenic
             Springfield, Missouri                           65807
   ---------------------------------------     --------------------------------
   (Address of Principal Executive Offices)               (Zip Code)

         Issuer's Telephone Number, Including Area Code: (417) 883-4549

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A
     Yes [ ] No [X]

          On May 5, 2003, 23,196,528 shares of SLS International, Inc. common stock were outstanding.

          Transitional Small Business Disclosure Format (check one):
     Yes _______  No ___x___

                             SLS INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Introductory Note                                                         1

Item 1.  Financial Statements

         Condensed Balance Sheet                                          2
         Condensed Statements of Operations                               3
         Condensed Statement of Cash Flows                                4
         Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                        15

Item 6.  Exhibits and Reports on Form 8-K                                15

Signature                                                                16

INTRODUCTORY NOTE
-----------------

This amendment to SLS International, Inc.'s Quarterly Report on Form 10-QSB initially filed with the Securities and Exchange Commission on May 15, 2002, is being filed to reflect the restatement of our unaudited condensed financial statements for the quarter ended March 31, 2002. Certain items were also reclassified within the financial statements. The restatements and reclassifications include adjustments for:

o RESTATEMENTS - (a) Consulting Agreements. Consulting agreements entered into in the quarter ended March 31, 2002 are reflected in the restatements, recognizing the obligation to issue 350,000 shares of common stock under such agreements. In addition, a consulting agreement entered into in August 2001 is now reflected in the restated financial statements, recognizing an obligation to issue 100,000 shares of common stock under such agreement. We determined that the failure to include such consulting agreement in prior periods is not material to the prior periods' financial statements and would not require a restatement of the financial statements for such periods.

     The total non-cash cost under such agreements is $318,000, $64,927 of which is now reflected as amortized expenses in the quarter and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The non-cash cost under the consulting agreement entered into in August 2001 is being amortized over a 12-month period beginning in January 2002. The restated financial statements also recorded $3,000 of cash and $27,000 of notes receivable received from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002.

     (b) Bad Debt Expense. Bad debt expense was increased by $109,352 (which includes the write-off of $27,000 of notes receivable discussed in (a) above) and is reflected in the Consolidated Statement of Operations under general and administrative expenses.

     (c) Accounts Payable. Accounts payable were increased by $18,963 and the related expenses are reflected in the Consolidated Statement of Operations under general and administrative expenses.

     (d) Cost of Sales. Cost of sales was increased by $29,650 and is reflected in the Consolidated Statement of Operations under cost of sales.

o RECLASSIFICATIONS - (a) Notes Payable. The balance sheet now reflects an additional $5,000 note payable that was previously classified as an account payable.

     (b) Stock Issuances. The balance sheet now reflects the obligation to issue 42,000 shares of common stock that were sold in the first quarter but were not yet issued. These shares were previously reflected as issued on March 31, 2002.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

SLS International, Inc.
Condensed Balance Sheet

                                                                                         March 31,      December 31,
                                                                                           2002             2001
                                                                                        -----------     -----------
                                                                                        (unaudited)      (audited)
Assets
Current assets:
     Cash                                                                               $        --     $    48,390
     Accounts receivable, less allowance for doubtful accounts
       of $37,917 for March 31, 2002 and $0 for December 31, 2001                            67,054          69,185
     Inventory                                                                              215,554         250,998
     Prepaid expenses and other current assets                                                1,569           2,081
                                                                                        -----------     -----------
                 Total current assets                                                       284,177         370,654
                                                                                        -----------     -----------
Fixed assets:
     Vehicles                                                                                47,376          47,376
     Equipment                                                                               50,731          50,731
     Leasehold improvements                                                                   3,376           3,376
                                                                                        -----------     -----------
                                                                                            101,483         101,483
Less accumulated depreciation                                                                68,240          64,594
                                                                                        -----------     -----------
                 Net fixed assets                                                            33,243          36,889
                                                                                        -----------     -----------
                                                                                        $   317,420     $   407,543
                                                                                        ===========     ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities of long-term debt and notes payable                             $   374,597     $   371,640
     Accounts payable                                                                       243,161         196,833
     Due to shareholders                                                                     29,886          31,886
     Accrued liabilities                                                                     78,364          67,029
                                                                                        -----------     -----------
                 Total current liabilities                                                  726,008         667,388
                                                                                        -----------     -----------
Long-term debt, less current maturities                                                          --           2,321
                                                                                        -----------     -----------

Commitments and contingencies:
Shareholders' deficit:
     Preferred stock not issued but owed to buyers, $.001 par,
        5,000,000 shares authorized; 168,000 and 102,000 shares
       at March 31, 2002 and December 31, 2001                                                  168             102
     Discount on preferred stock                                                           (262,129)       (166,694)
     Contributed capital - preferred                                                        776,432         446,298
     Common stock, $.001 par; 75,000,000 shares authorized;
       19,114,528 shares and 19,019,528 shares issued at
       March 31, 2002 and December 31, 2001                                                  19,115          19,020
     Common stock not issued but owed to buyers; 492,000
       shares and 40,000 shares at December 31, 2002 and 2001                                   492              40
     Contributed capital - common                                                         2,106,378       1,710,425
     Unamortized cost of stock issued for services                                         (253,073)             --
     Retained deficit                                                                    (2,795,971)     (2,271,357)
                                                                                        -----------     -----------
                 Total shareholders' deficit                                               (408,588)       (262,166)
                                                                                        -----------     -----------
                                                                                        $   317,420     $   407,543
                                                                                        ===========     ===========

The accompanying notes are an integral part of these condensed financial statements

SLS International, Inc.
Condensed Statement Of Operations

                                                           For The Three Months Ended
                                                                     March 31,
                                                         -----------------------------
                                                             2002            2001
                                                         ------------     ------------
                                                                    (unaudited)

Revenue                                                  $    135,186     $     39,748
Cost of sales                                                  85,111           21,321
                                                         ------------     ------------
Gross profit                                                   50,075           18,427
General and administrative expenses                           498,497          209,929
                                                         ------------     ------------
Loss  from  operations                                       (448,422)        (191,502)

Other income (expense):
     Interest expense                                          (6,433)         (14,621)
     Interest and miscellaneous, net                                7                6
                                                         ------------     ------------
                                                               (6,426)         (14,615)
                                                         ------------     ------------
Loss before income tax                                       (454,848)        (206,117)
Income tax provision                                               --               --
                                                         ------------     ------------
Net loss                                                     (454,848)        (206,117)
                                                         ------------     ------------

Deemed dividend associated with beneficial conversion
   of preferred stock                                         (69,765)              --
                                                         ------------     ------------
Net loss availiable to common shareholders               $   (524,613)    $   (206,117)
                                                         ============     ============

Basic and diluted earnings per share                     $      (0.03)    $      (0.01)
                                                         ============     ============

Weighted average shares outstanding                        20,892,278       14,152,009
                                                         ============     ============

The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows

                                                                     For The Three Months Ended
                                                                              March 31,
                                                                      -----------------------
                                                                         2002          2001
                                                                      ----------    ---------
                                                                            (unaudited)
Operating activities:
     Net loss                                                         $(454,848)    $(206,117)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                                    3,646         3,602
         Amortization of cost of stock issued for services               64,927            --
     Change in assets and liabilities-
         Accounts receivable, less allowance for doubtful accounts        2,131       (14,430)
         Inventory                                                       35,444         5,937
         Prepaid expenses and other current assets                          512          (573)
         Accounts payable                                                46,328        59,684
         Due to shareholders                                             (2,000)        2,038
         Deferred revenue                                                    --         5,000
         Accrued liabilities                                             11,334        21,958
                                                                      ---------     ---------
         Cash used in operating activities                             (292,526)     (122,901)
                                                                      ---------     ---------
Investing activities:
     Additions to fixed assets                                               --          (240)
                                                                      ---------     ---------
         Cash used in investing activities                                   --          (240)
                                                                      ---------     ---------

Financing activities:
     Sale of common stock                                                78,500            --
     Sale of preferred stock                                            165,000            --
     Borrowing of notes payable                                           5,000       115,000
     Repayments of notes payable                                         (4,364)       (7,940)
                                                                      ---------     ---------
         Cash provided by financing activities                          244,136       107,060
                                                                      ---------     ---------
(Decrease) increase in cash                                             (48,390)      (16,081)
Cash, beginning of year                                                  48,390        17,657
                                                                      ---------     ---------
Cash, end of year                                                     $      --     $   1,576
                                                                      =========     =========

Supplemental cash flow information:
     Interest paid                                                    $      --     $   1,143
     Income taxes paid (refunded)                                            --            --

Noncash investing activities:
     Stock issued for services                                        $ 318,000     $      --


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

NOTE 4 - STOCK TRANSACTIONS
         In May, 2001, the Company completed a public offering. The number of shares sold was 4,000,000. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expire on August4, 2003 and are exercisable at a price of $.50 per share. The Class B warrant has a term of 2 years and are exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.

         From January 1, 2002 to March 31, 2002, 97,000 Class A warrants were exercised for 97,000 shares of common stock for a total of $48,500. As of March 31, 2002, 42,000 shares of common stock had not been issued and therefore are shown on the balance sheet as common stock not issued but owed to buyers. 3,115,000 Class A warrants are outstanding as of March 31, 2002. No Class B warrants have been exercised as of March 31, 2002.

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

         In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. As of March 31, 2002 the shares had not been issued and are therefore show as common stock not issued but owed to buyers in these financial statements. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $26,362 for the three months ended March 31, 2002. On March 31, 2002, there was $84,638 remaining in unamortized cost of stock issued for services on the balance sheet.

         In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. As of March 31, 2002 the shares had not been issued and are therefore shown as common stock not issued but owed to buyers on these financial statements. 100,000 of the common shares were issued on November 19, 2002. The remaining 200,000 shares have not been issued as of December 31, 2002. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given is $207,000 and is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over a one year period. Consulting expense relating to these agreements was $38,565 for the three months ended March 31, 2002. On March 31, 2002 there was $168,435 remaining in unamortized cost of stock issued for services on the balance sheet. A valuation allowance of $27,000 has been used to offset the resulting note receivable from the transaction and therefore $0 is reflected in the asset section of the balance sheet for the note receivables.

NOTE 5 - SUBSEQUENT EVENTS
         From April to December of 2002, the Company issued 249,000 shares of preferred stock for $622,500.

         In February and March of 2003, the Company issued 32,940 shares of preferred stock for $82,350.

         In April of 2002, an agreement was signed with The Equitable Group, LLC for consulting services to be performed from March 26, 2002 to September 26, 2002. As compensation for consulting services, the Company agreed to issue 600,000 shares of common stock, of which 100,000 were nonrefundable, to the consultant. The Company issued 100,000 shares on April 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $51,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock given for services. On May 2, 2002, the Company terminated the agreement. Upon termination of the agreement all unamortized costs were amortized as consulting expense.

        In April of 2002, an agreement was signed with Muir, Crane, & Co. for consulting services to be performed April 2, 2002 to April 2, 2003. As compensation for consulting services the Company agreed to pay a retainer of $4,000 per month and issue 200,000 shares of common stock. 100,000 shares were issued on April 9, 2002 and 100,000 shares were issued on July 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $95,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized.

        In April of 2002, an agreement was signed with Sam Hamra for consulting services to be performed April 18, 2002 to April 18, 2003. As compensation for consulting services the Company agreed to issue 70,000 shares of common stock. 70,000 shares of common stock were issued on April 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,200 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. As compensation, Mr. Hamra was also issued options to purchase 100,000 shares of preferred stock at a strike price of $2.50 per share. This preferred stock was convertible into 1,000,000 shares of common stock after a period of one year. The options expire when the preferred stock offering closes. The closing date has been extended to July 31, 2003. Using the Black-Scholes pricing model, the options were valued at $311,222 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized.

        In June of 2002, an agreement was signed with Liquid Solutions Corp. for consulting services to be performed June 10, 2002 to September 10, 2002. As compensation for consulting services the Company agreed to issue 500,000 shares of common stock. 500,000 shares of common stock were issued on June 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $155,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the three months of the agreement.

        In August of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed August 15, 2002 to August 15, 2003. As compensation for consulting services the Company agreed to issue 125,000 shares of common stock. 125,000 shares of common stock were issued on August 15, 2002. Using the market value on the date the agreement was signed, the shares were valued at $43,750 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement.

        In September of 2002, an agreement was signed with Art Malone, Jr. for consulting services to be performed September 10, 2002 to March 10, 2003. As compensation for consulting services the Company agreed to issue 250,000 shares of common stock upon signing of the agreement and another 250,000 shares upon the consummation or signing of a celebrity brought directly or indirectly by Mr. Malone as an endorser. 250,000 shares of common stock were issued on September 17, 2002. As of December 31, 2002 no other shares have been issued in regards to this agreement. Using the market value on the date the agreement was signed, the shares were valued at $60,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the six month period of the agreement.

        In October of 2002, an agreement was signed with Patrick Armstrong of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement.

        In October of 2002, an agreement was signed with Larry Stessel of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement.

        In December of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed December 2, 2002 to June 2, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock and the president of the Company agreed to issue 300,000 options to purchase 300,000 shares of common stock owned by him personally. The options have a strike price of $.05 and expire 30 days after the current lock-up period ends on the president's shares. 300,000 shares of common stock were issued on December 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $114,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $99,099 and recorded as a credit to additional paid in capital - common stock and a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement.

        In December 2002, an agreement was signed with Worldwide Financial Marketing, Inc. for consulting services to be performed December 15, 2002 to December 15, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on December 13, 2002. Using the market value of the date the agreement was signed, the shares were valued at $120,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the one year period of the agreement.

        In February of 2003, the Company signed a consulting agreement with Tom Puccio for a period of six months. On February 25, 2003, the Company issued 300,000 shares of common stock in fulfillment of this agreement. Using the market value on the date the agreement was signed, the shares were valued at $93,000.

        In October, November, and December of 2002, 102,000 shares of preferred stock were converted into 1,020,000 shares of common stock. The shares were issued in February of 2003.

        In February of 2003, 42,000 shares of preferred stock were converted into 420,000 shares of common stock.

        On April 19, 2003, the board of directors approved and ratified all the consulting agreements detailed in Note 4 and Note 5.

NOTE 6 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES
        As detailed in Note 4, the Company issued or agreed to issue 450,000 shares of common stock as part of consulting agreements. The value of stock issued totaled $318,000 for the three months ended March 31, 2002. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance will be amortized into consulting expense over the lives of the various consulting agreements. For the three months ended March 31, 2002, $64,927 was amortized into consulting expense. Unamortized cost of stock issued for Services was $253,073 as of March 31, 2002.

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

RESULTS OF OPERATIONS

         Quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. For the quarter ended March 31, 2002, revenue increased to $135,186 from $39,748 in 2001, a 240% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage decreased to approximately 37% in the 2002 period from approximately 46% in the 2001 period, primarily as a result of sales made to representatives and dealers at introductory and sales sample prices. Also, certain products were given to industry professionals for their use and for later promotions using their comments and names. Despite the revenue increase of $95,438, our net loss increased by $256,920, to $454,848 in the first quarter of 2002 as compared to a net loss of $206,117 in the comparable quarter of 2001. The greater net loss was the result of increased general and administrative expenses, discussed below.

         General and administrative expenses for the 2002 first quarter increased to $498,497 from $209,929 in the 2001 first quarter, primarily as a result of $109,352 of bad debt expense (compared to $0 in the 2001 quarter) and $64,927 of expenses amortized in the quarter reflecting a portion of the fair value of stock issued under consulting agreements entered into during the quarter and in prior periods. A total of $318,000 in non-cash costs were accrued under these consulting agreements, and the remainder of such expenses will be amortized in future periods. Other factors causing the increase in general and administrative expenses include a new employee handling our development of a transducer, a new controller for our financial operations, a new national sales manager, increased trade show participation to promote our products, and consultant expense targeted toward increased exposure and relations with top musical artists.

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

         General and administrative expenses rose to $209,929 for the quarter ended March 31, 2001 compared to $159,979 for the quarter ended March 31, 2000. The increase was attributable to an increase in fees associated with the ribbon driver, trade show participation and professional fees.

         Interest expense was $14,621 in 2001 compared to $2,812 in 2000 because of additional borrowings on notes payable.

         The net loss for the quarter was $206,117 in 2001, an increase of $55,221 from a loss of $150,896 in 2000.

FINANCIAL CONDITION

         On March 31, 2002, our current liabilities exceeded current assets by $441,831, compared to $296,734 on December 31, 2001. Total liabilities exceeded total assets by $408,588, compared to $262,166 on December 31, 2001. The increased working capital deficit was due to the decrease in cash, discussed below, as well as the decrease in inventory and increases in accounts payable and accrued liabilities.

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

         In the first quarter of 2002, we entered into consulting agreements that required us to issue an aggregate of 350,000 shares of common stock. In addition, a consulting agreement entered into in August 2001 is now reflected in the restated financial statements, recognizing an obligation to issue 100,000 shares of common stock under such agreement. Total non-cash cost under such agreements is $318,000, $64,927 of which is reflected as amortized expenses in the quarter and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The difference between such total cost and the amount amortized is reflected as unamortized cost of stock issued for services on the balance sheet. The restated financial statements also recorded $3,000 of cash and $27,000 of notes receivable received from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002.

         Long-term debt and notes payable increased slightly to $374,597 on March 31, 2002. One note totaling $11,964 is secured with equipment; and the remaining borrowings are from individuals, are unsecured and matured in the first quarter of 2002. However, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue the 7% interest for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

         In the past, we have been able to privately borrow money from individuals by the issuance of notes, preferred stock and common stock. We intend to continue to do so as needed. However, we cannot be certain that we will continue to be able to successfully obtain such financing. If we fail to do so, we may be unable to continue as a viable business.

FORWARD LOOKING INFORMATION

         This report, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. These forward-looking statements are based largely on our expectations and, like any other business, are subject to a number of risks and uncertainties, many of which are beyond our control. The risks include those stated in the "Risk Factors" section of our Annual Report on Form 10-KSB and economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report, our Annual Report on Form 10-KSB and the other documents we have filed with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate, and our actual results may differ materially from the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
-------  ---------------------

         Please refer to the section titled "Use of Proceeds" in Item 5 of our Annual Report on Form 10-KSB for a description of our offering of Units that closed on May 2, 2001 pursuant to a Registration Statement on Form SB-2, registration number 333-43770, with an effective date of February 4, 2001. During the quarter ended March 31, 2002, we sold an aggregate of 97,000 shares of our common stock in connection with the exercise of Class A Warrants issued as part of the Units in the May 2, 2001 offering. The total proceeds received upon exercise of the warrants were $48,500.

         In the quarter ended March 31, 2002, the Company sold 66,000 shares of preferred stock for $165,000 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         We also agreed to issue 350,000 shares of common stock under consulting agreements entered into during the quarter ended March 31, 2002 and 100,000 shares of common stock under a consulting agreement entered into in August 2001. We received $3,000 of cash and $27,000 of notes receivable from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.


         The net proceeds from the exercise of Class A Warrants and the sale of preferred stock and common stock in the first quarter of 2002 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any exercises of the Warrants or sales of stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

         (a)      Exhibits. The following are being filed as exhibits to this
                  Report:

         10.1 Letter Agreement, dated January 5, 2002 between SLS International, Inc. and Internet PR Group Inc.

         10.2 Share Purchase Agreement, dated January 22, 2002 between SLS International, Inc. and Herbie Herbert.

         10.3 Share Purchase Agreement, dated January 22, 2002 between SLS International, Inc. and Thomas Panos.

         10.4 Share Purchase Agreement, dated August 8, 2001 between SLS International, Inc. and Les Garland.

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

                                           SLS INTERNATIONAL, INC.
                                           ----------------------------
                                           (Registrant)





Date: May 21, 2003                         By /s/ John Gott
                                              ---------------------------------
                                                John Gott
                                                President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)