Form 10QSB/A
period 2002-06-30
SLS INTERNATIONAL INC
filed 2003-05-21
CIK 1121785

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

                             SLS INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Introductory Note                                                           1

Item 1.  Financial Statements

         Condensed Balance Sheet                                            2
         Condensed Statements of Operations                                 3
         Condensed Statement of Cash Flows                                  5
         Notes to Financial Statements                                      6


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  17

Item 2. Changes in Securities and Use of Proceeds                          17

Item 6.  Exhibits and Reports on Form 8-K                                  18

Signature                                                                  19

INTRODUCTORY NOTE

This amendment to SLS International, Inc.'s Quarterly Report on Form 10-QSB initially filed with the Securities and Exchange Commission on August 14, 2002, is being filed to reflect the restatement of our unaudited condensed financial statements for the quarter and six months ended June 30, 2002. Certain items were also reclassified within the financial statements. The restatements and reclassifications in the six-month period ended June 30, 2002 include adjustments for:

o RESTATEMENTS - (a) Consulting Agreements. Consulting agreements entered into in the six months ended June 30, 2002 are reflected in the restatements, recognizing the issuance of (or the obligation to issue) 1,220,000 shares of common stock and the grant of options to purchase 100,000 shares of Class A preferred stock at an exercise price of $2.50 per share (each such share of preferred stock converts into 10 shares of common stock) under such agreements. In addition, a consulting agreement entered into in August 2001 is now reflected in the restated financial statements, recognizing an obligation to issue 100,000 shares of common stock under such agreement. We determined that the failure to include such consulting agreement in prior periods is not material to the prior periods' financial statements and would not require a restatement of the financial statements for such periods.

     The total non-cash cost under such agreements is $925,422, $314,019 of which is now reflected as amortized expenses in the six-month period and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The non-cash cost under the consulting agreement entered into in August 2001 is being amortized over a 12-month period beginning in January 2002. The restated financial statements also recorded $3,000 of cash and $27,000 of notes receivable received from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002.

     (b) Bad Debt Expense. Bad debt expense was increased by $144,352 (which includes the write-off of $27,000 of notes receivable discussed in (a) above) and is reflected in the Consolidated Statement of Operations under general and administrative expenses.

     (c) Accounts Payable. Accounts payable were increased by $44,887 and the related expenses are reflected in the Consolidated Statement of Operations under general and administrative expenses.

     (d) Cost of Sales. Cost of sales was increased by $68,000 and is reflected in the Consolidated Statement of Operations under cost of sales.

o RECLASSIFICATIONS - (a) Notes Payable. The balance sheet now reflects an additional $5,000 note payable that was previously classified as an account payable.

     (b) Stock Issuances. The balance sheet now reflects the obligation to issue 6,000 shares of common stock that were sold in the first six months of 2002 but were not yet issued. These shares were previously reflected as issued on June 30, 2002.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

SLS International, Inc.
Condensed Balance Sheet

                                                                                           June 30,        December 31,
                                                                                            2002              2001
                                                                                        -------------      ------------
                                                                                         (unaudited)        (audited)
Assets
Current assets:
      Cash                                                                              $          --       $    48,390
      Accounts receivable, less allowance for doubtful accounts
        of $72,917 and $0 for June 30, 2002 and December 31, 2001                              97,510            69,185
      Inventory                                                                               298,935           250,998
      Prepaid expenses and other current assets                                                 1,570             2,081
                                                                                         ------------       -----------
                    Total current assets                                                      398,015           370,654
                                                                                         ------------       -----------

Fixed assets:
      Vehicles                                                                                 47,376            47,376
      Equipment                                                                                50,731            50,731
      Leasehold improvements                                                                    3,376             3,376
                                                                                          -----------       -----------
                                                                                              101,483           101,483
Less accumulated depreciation                                                                  71,886            64,594
                                                                                          -----------       -----------
                    Net fixed assets                                                           29,597            36,889
                                                                                          -----------       -----------
                                                                                          $   427,612       $   407,543
                                                                                          ===========       ===========

Liabilities and Shareholders' Deficit
Current liabilities:
      Current maturities of long-term debt and notes payable                              $   419,325       $   371,640
      Accounts payable                                                                        268,675           196,833
      Due to shareholders                                                                      29,886            31,886
      Accrued liabilities                                                                      82,726            67,029
                                                                                          -----------       -----------
                    Total current liabilities                                                 800,612           667,388
                                                                                          -----------       -----------
Long-term debt, less current maturities                                                            --             2,321
                                                                                          -----------       -----------

Commitments and contingencies:
Shareholders' deficit:
      Preferred stock not issued but owed to buyers, $.001 par,
         5,000,000 shares authorized; 278,000 and 102,000 shares
        at June 30, 2002 and December 31, 2001                                                    278               102
      Discount on preferred stock                                                            (467,668)         (166,694)
      Contributed capital - preferred                                                       1,392,322           446,298
      Common stock, $.001 par; 75,000,000 shares authorized;
        19,924,528 shares and 19,019,528 shares issued at
        June 30, 2002 and December 31, 2001                                                    19,925            19,020
      Common stock not issued but owed to buyers; 456,000 shares
        and 40,000 shares at June 30, 2002 and December 31, 2001                                  456                40
      Contributed capital - common                                                          2,715,026         1,710,425
      Unamortized cost of stock issued for services                                          (611,403)               --
      Retained deficit                                                                     (3,421,936)       (2,271,357)
                                                                                           -----------      ------------
                    Total shareholders' deficit                                              (373,000)         (262,166)
                                                                                           -----------      ------------
                                                                                          $   427,612       $    407,543
                                                                                           ===========      ============

The accompanying notes are an integral part of these condensed financial statements

SLS International, Inc.
Condensed Statement Of Operations

                                                    For The Six Months Ended
                                                           June 30,
                                               -------------------------------
                                                     2002              2001
                                               ------------       ------------
                                                         (unaudited)

  Revenue                                      $    324,516       $    110,523
  Cost of sales                                     194,679             69,883
                                               ------------       ------------
  Gross profit                                      129,837             40,640
  General and administrative expenses             1,061,965            512,115
                                               ------------       ------------
  Loss  from  operations                           (932,128)          (471,475)

  Other income (expense):
        Interest expense                            (13,263)           (27,299)
        Interest and miscellaneous, net                  38              1,548
                                               ------------       ------------
                                                    (13,225)           (25,751)
                                               ------------       ------------
  Loss before income tax                           (945,353)          (497,226)
  Income tax provision                                   --                 --
                                               ------------       ------------
  Net loss                                         (945,353)          (497,226)

  Deemed dividend associated with Beneficial
     conversion feature of preferred stock         (205,226)                --
                                               ------------       ------------
  Net loss available to common shareholders    $ (1,150,579)      $   (497,226)
                                               ============       ============
  Basic and diluted earnings per share         $      (0.06)      $      (0.03)
                                               ============       ============
  Weighted average shares outstanding            19,819,361         15,677,000
                                               ============       ============

The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations
                                                 For The Three Months Ended
                                                         June 30,
                                               ------------------------------
                                                   2002             2001
                                               ------------      ------------
                                                       (unaudited)

Revenue                                        $    189,330      $     70,775

Cost of sales                                       109,568            48,562
                                               ------------      ------------

Gross profit                                         79,763            22,213

General and administrative expenses                 563,468           302,186
                                               ------------      ------------

Loss  from  operations                             (483,706)         (279,973)

Other income (expense):
     Interest expense                                (6,830)          (12,678)
     Interest and miscellaneous, net                     30             1,542
                                               ------------      ------------

                                                     (6,800)          (11,136)
                                               ------------      ------------

Loss before income tax                             (490,506)         (291,109)

Income tax provision                                     --                --
                                               ------------      ------------

Net loss                                           (490,506)         (291,109)

Deemed dividend associated with Beneficial
   conversion feature of preferred stock           (135,461)               --
                                               ------------      ------------

Net loss available to common shareholders      $   (625,967)     $   (291,109)
                                               ============      ============

Basic and diluted earnings per share           $      (0.03)     $      (0.02)
                                               ============      ============

Weighted average shares outstanding              20,047,195        17,082,000
                                               ============      ============



The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows

                                                                               For The Six Months Ended
                                                                                       June 30,
                                                                            -----------------------------
                                                                                2002              2001
                                                                            -----------       -----------
                                                                                     (unaudited)
Operating activities:
        Net loss                                                            $  (945,353)      $  (497,226)
        Adjustments to reconcile net income to cash flows
          from operating activities:
             Depreciation and amortization                                        7,292             7,621
             Amortization of cost of stock issued for services                  314,019                --
        Change in assets and liabilities-
             Accounts receivable, less allowance for doubtful accounts          (28,325)          (44,645)
             Inventory                                                          (47,937)           (2,614)
             Prepaid expenses and other current assets                              511            79,168
             Accounts payable                                                    71,841           (93,329)
             Due to shareholders                                                 (2,000)            3,820
             Accrued liabilities                                                 15,698             8,945
                                                                            -----------       -----------

             Cash used in operating activities                                 (614,254)         (538,260)
                                                                            -----------       -----------

Investing activities:
        Additions to fixed assets                                                    --            (9,257)
                                                                            -----------       -----------

             Cash used in investing activities                                       --            (9,257)
                                                                            -----------       -----------

Financing activities:
        Sale of common stock                                                     80,500         1,052,000
        Sale of preferred stock                                                 445,000                --
        Borrowing of notes payable                                               50,000           135,000
        Repayments of notes payable                                              (9,636)         (422,325)
                                                                            -----------       -----------

             Cash provided by financing activities                              565,864           764,675
                                                                            -----------       -----------

(Decrease) increase in cash                                                     (48,390)          217,158
Cash, beginning of year                                                          48,390            17,657
                                                                            -----------       -----------

Cash, end of year                                                           $        --       $   234,815
                                                                            ===========       ===========

Supplemental cash flow information:
        Interest paid                                                       $        --       $        --
        Income taxes paid (refunded)                                                 --                --

Noncash investing activities
        Stock issued and options granted for services                       $   925,422       $        --

The accompanying notes are an integral part of these condensed financial statements.

                             SLS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed financial statements at June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2002 and results of operations and cash flows for the six months ended June 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Going Concern
         The accompanying unaudited condensed financial statements at June 30, 2002 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the six months ended June 30, 2002 and the years ended December 31, 2001, 2000, and 1999. The Company's cash position may be inadequate to pay all of the costs associated with the introduction of its new loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - NOTES PAYABLE
         The interest rate on the current notes are 7% and the maturity date is six months from the date of each note.

NOTE 4 - STOCK TRANSACTIONS
         In May, 2001, the Company completed a public offering. The number of shares sold was 4,000,000. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expire on August 4, 2003 and are exercisable at a price of $.50 per share. The Class B warrant has a term of 2 years and are exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.

         From January 1, 2002 to June 30, 2002, 101,000 Class A warrants were exercised for 101,000 shares of common stock for a total of $50,500. As of June 30, 2002, 6,000 shares of common stock had not been issued and therefore are shown on the balance sheet as common stock not issued but owed to buyers. 3,111,000 Class A warrants are outstanding as of June 30, 2002. No Class B warrants have been exercised as of June 30, 2002.

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

         In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. As of June 30, 2002 the shares had not been issued and are therefore show as common stock not issued but owed to buyers in these financial statements. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $54,112 for the six months ended June 30, 2002. On June 30, 2002, there was $56,888 remaining in unamortized cost of stock issued for services on the balance sheet.

         In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. As of June 30, 2002 the shares had not been issued and are therefore shown as common stock not issued but owed to buyers on these financial statements. 100,000 of the common shares were issued on November 19, 2002. The remaining 200,000 shares have not been issued as of December 31, 2002. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given is $207,000 and is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over a one year period. Consulting expense relating to these agreements was $90,315 for the six months ended June 30, 2002. On June 30, 2002 there was $116,685 remaining in unamortized cost of stock issued for services on the balance sheet. A valuation allowance of $27,000 has been used to offset the resulting note receivable from the transaction and therefore $0 is reflected in the asset section of the balance sheet for the note receivables.

         In April of 2002, an agreement was signed with The Equitable Group, LLC for consulting services to be performed from March 26, 2002 to September 26, 2002. As compensation for consulting services, the Company agreed to issue 600,000 shares of common stock, of which 100,000 were nonrefundable, to the consultant. The Company issued 100,000 shares on April 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $51,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock given for services. On May 2, 2002, the Company terminated the agreement. Upon termination of the agreement all unamortized costs were amortized as consulting expense. Consulting expense relating to this agreement was $51,000 for the six months ended June 30, 2002. On June 30, 2002, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In April of 2002, an agreement was signed with Muir, Crane, & Co. for consulting services to be performed April 2, 2002 to April 2, 2003. As compensation for consulting services the Company agreed to pay a retainer of $4,000 per month and issue 200,000 shares of common stock. 100,000 shares were issued on April 9, 2002 and 100,000 shares were issued on July 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $95,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $12,750 for the six months ended June 30, 2002. On June 30, 2002, there was $38,250 remaining in unamortized cost of stock issued for services on the balance sheet.

         In April of 2002, an agreement was signed with Sam Hamra for consulting services to be performed April 18, 2002 to April 18, 2003. As compensation for consulting services the Company agreed to issue 70,000 shares of common stock. 70,000 shares of common stock were issued on April 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,200 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. As compensation, Mr. Hamra was also issued options to purchase 100,000 shares of preferred stock at a strike price of $2.50 per share. This preferred stock was convertible into 1,000,000 shares of common stock after a period of one year. The options expire when the preferred stock offering closes. The closing date has been extended to July 31, 2003. Using the Black-Scholes pricing model, the options were valued at $311,222 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $70,192 for the six months ended June 30, 2002. On June 30, 2002, there was $280,230 remaining in unamortized cost of stock issued for services on the balance sheet.

         In June of 2002, an agreement was signed with Liquid Solutions Corp. for consulting services to be performed June 10, 2002 to September 10, 2002. As compensation for consulting services the Company agreed to issue 500,000 shares of common stock. 500,000 shares of common stock were issued on June 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $155,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the three months of the agreement. Consulting expense relating to this agreement was $35,650 for the six months ended June 30, 2002. On June 30, 2002, there was $119,350 remaining in unamortized cost of stock issued for services on the balance sheet.

NOTE 5 - SUBSEQUENT EVENTS

         From July to December of 2002, the Company issued 139,000 shares of preferred stock for $347,500.

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

         In December of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed December 2, 2002 to June 2, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock and the president of the Company agreed to issue 300,000 options to purchase 300,000 shares of common stock owned by him personally. The options have a strike price of $.05 and expire 30 days after the current lock-up period ends on the president's shares. 300,000 shares of common stock were issued on December 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $114,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $99,099 and shown as a credit to additional paid in capital - common stock and a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement.

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

NOTE 6 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES

         As detailed in Note 4, the Company issued or agreed to issue 1,320,000 shares of common stock and 1,000,000 options as part of consulting agreements. The value of stock issued and options granted totaled $925,422 for the six months ended June 30, 2002. This cost is shown as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance will be amortized into consulting expense over the lives of the various consulting agreements. For the six months ended June 30, 2002, $314,019 was amortized into consulting expense. Unamortized cost of stock issued for Services was $611,403 as of June 30, 2002.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             ------------------------------------
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       ------------------------------------------------


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

RESULTS OF OPERATIONS

         Quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. For the quarter ended June 30, 2002, revenue increased to $189,330 from $70,775 in 2001, a 268% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 42% in the 2002 period from approximately 31% in the 2001 period, primarily as a result of our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. Despite the revenue increase and the improvement in gross profits, our net loss increased to $490,506 in the second quarter of 2002 as compared to a net loss of $291,109 in the comparable quarter of 2001, primarily as a result of a $261,282 increase in general and administrative expenses.

         General and administrative expenses for the 2002 second quarter increased to $563,468 from $302,186 in the 2001 second quarter, primarily as a result of $35,000 of bad debt expense (compared to $0 in the 2001 quarter) and $249,092 of non-cash cost amortized in the quarter reflecting a portion of the fair value of stock issued under consulting agreements entered into during the quarter and in prior periods. These increases were partially offset by the one-time expenses incurred in 2001 related to our initial public offering.

         Interest expense decreased to $6,830 in the 2002 second quarter as compared to $12,678 in the 2001 second quarter, due to decreased borrowings.

         Six months ended June 30, 2002 as compared to the six months ended June 30, 2001. For the first six months of 2002, revenue increased to $324,516 from $110,523 in 2001, a 294% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 40% in the 2002 period from approximately 37% in the 2001 period, primarily as a result of our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. Despite the revenue increase and the improvement in gross profits, our net loss increased to $945,353 in the first half of 2002 as compared to a net loss of $497,226 in the first half of 2001, primarily as a result of a $549,850 increase in general and administrative expenses.

         General and administrative expenses for the first six months of 2002 increased to $1,061,965 from $512,115 in 2001, primarily as a result of $144,352 of bad debt expense (compared to $0 in the 2001 period); $314,019 of non-cash cost amortized in the six-month period reflecting a portion of the fair value of stock issued under consulting agreements entered into during the period and in prior periods; the hiring of a sales manager; and consulting expenses incurred for investor relations and public relations.

         Interest expense decreased to $13,263 in the 2002 period as compared to $27,299 in the 2001 period, due to decreased borrowings.

FINANCIAL CONDITION

         On June 30, 2002, our current liabilities exceeded current assets by $402,597, compared to $296,734 on December 31, 2001. Total liabilities exceeded total assets by $373,000, compared to $262,166 on December 31, 2001. The increased working capital deficit was due primarily to increased accounts payable and other increased liabilities incurred from our expanding operations. These factors were partially offset by an increase in accounts receivable and inventory, funded in large part by the sales of equity described below.

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

         We are experiencing significant cash shortages; in fact, we had $0 in cash on June 30, 2002. However, in July 2002, we raised $60,000 through the sale of 24,000 shares of preferred stock. In order to continue operations, we have been dependent on raising additional funds and have continued to sell preferred stock in 2002 to raise capital. In the first half of 2002 we sold 176,000 shares of preferred stock for $440,000. In addition, we have outstanding warrants, which, upon exercise, have provided additional funding of $50,500 during the first half of 2002.

         In the first six months of 2002, we entered into consulting agreements that required us to issue an aggregate of 1,220,000 shares of common stock and options to purchase 100,000 shares of Class A preferred stock at an exercise price of $2.50 per share (each such share of preferred stock converts into 10 shares of common stock). In addition, a consulting agreement entered into in August 2001 is now reflected in the restated financial statements, recognizing an obligation to issue 100,000 shares of common stock under such agreement. Total non-cash cost under such agreements is $925,422, $314,019 of which is reflected as amortized expenses in the first six months of 2002 and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The difference between such total cost and the amount amortized is reflected as unamortized cost of stock issued for services on the balance sheet. The restated financial statements also recorded $3,000 of cash and $27,000 of notes receivable received from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002.

         Long-term notes payable increased slightly to $419,325 on June 30, 2002. One note totaling $6,691 is secured with equipment; and the remaining borrowings are from individuals, are unsecured and matured in the first quarter of 2002. However, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue the 7% interest for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

         On April 4, 2002, Alfred V. Greco filed a claim in the Supreme Court of the State of New York, County of New York, for unpaid legal fees, seeking a total of $50,772, plus interest, costs and disbursements. We have been in settlement discussions with Mr. Greco, and we expect to settle the claim during the third quarter of 2002.

Item 2.  Changes in Securities.
-------  ----------------------

         Please refer to the section titled "Use of Proceeds" in Item 5 of our Annual Report on Form 10-KSB for a description of our offering of Units that closed on May 2, 2001 pursuant to a Registration Statement on Form SB-2, registration number 333-43770, with an effective date of February 4, 2001. During the quarter ended June 30, 2002, holders of Class A Warrants issued as part of the Units in the May 2, 2001 offering were exercised for an aggregate of 4,000 shares of our common stock. The total proceeds received upon exercise of the warrants were $2,000.

         In the quarter ended June 30, 2002, the Company sold 110,000 shares of preferred stock for $275,000 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         We also agreed to issue 870,000 shares of common stock and options to purchase 100,000 shares of Class A preferred stock at an exercise price of $2.50 per share (each such share of preferred stock converts into 10 shares of common stock) under consulting agreements entered into during the quarter ended June 30, 2002. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from the exercise of Class A Warrants and the sale of stock in the second quarter of 2002 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any exercises of the Warrants or sales of stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

         (a)      Exhibits. The following are being filed as exhibits to this
                  Report:

                  10.1 Consulting Agreement, dated April 9, 2002, between SLS International, Inc. and The Equitable Group, LLC

                  10.2 Letter Agreement, dated April 2, 2002, between SLS International, Inc. and Muir Crane & Co.

                  10.3 Letter Agreement, dated April 18, 2002, between SLS International, Inc. and Sam F. Hamra

                  10.4 Consulting Services Agreement, dated June 10, 2002, between SLS International, Inc. and Liquid Solutions Corp.

         (b) Reports on Form 8-K. We filed no Reports on Form 8-K during the quarter ended June 30, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SLS INTERNATIONAL, INC.
                                              -----------------------
                                              (Registrant)





Date: May 21, 2003                            By /s/ John Gott
                                                 -------------
                                                 John Gott
                                                 President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)