Form 10QSB/A
period 2002-09-30
SLS INTERNATIONAL INC
filed 2003-05-21
CIK 1121785

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

                             SLS INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Introductory Note                                                         1

Item 1.  Financial Statements

         Condensed Balance Sheet                                          2
         Condensed Statements of Operations                               3
         Condensed Statement of Cash Flows                                5
         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    13

Item 3. Controls and Procedures                                          17

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                18

Item 2. Changes in Securities and Use of Proceeds                        18

Item 6.  Exhibits and Reports on Form 8-K                                18

Signature                                                                19

INTRODUCTORY NOTE
-----------------

This amendment to SLS International, Inc.'s Quarterly Report on Form 10-QSB initially filed with the Securities and Exchange Commission on November 14, 2002, is being filed to reflect the restatement of our unaudited condensed financial statements for the quarter and nine months ended September 30, 2002. Certain items were also reclassified within the financial statements. The restatements and reclassifications in the nine-month period ended September 30, 2002 include adjustments for:

o RESTATEMENTS - (a) Consulting Agreements. Consulting agreements entered into in the nine months ended September 30, 2002 are reflected in the restatements, recognizing the issuance of (or the obligation to issue) 1,595,000 shares of common stock and the grant of options to purchase 100,000 shares of Class A preferred stock at an exercise price of $2.50 per share (each such share of preferred stock converts into 10 shares of common stock) under such agreements. In addition, a consulting agreement entered into in August 2001 is now reflected in the restated financial statements, recognizing an obligation to issue 100,000 shares of common stock under such agreement. We determined that the failure to include such consulting agreement in prior periods is not material to the prior periods' financial statements and would not require a restatement of the financial statements for such periods.

     The total non-cash cost under such agreements is $1,073,172, $635,352 of which is now reflected as amortized expenses in the nine-month period and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The non-cash cost under the consulting agreement entered into in August 2001 is being amortized over a 12-month period beginning in January 2002. The restated financial statements also recorded $3,000 of cash and $27,000 of notes receivable received from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002.

     (b) Bad Debt Expense. Bad debt expense was increased by $169,305 (which includes the write-off of $27,000 of notes receivable discussed in (a) above) and is reflected in the Consolidated Statement of Operations under general and administrative expenses.

     (c) Accounts Payable. (i) Accounts payable were increased by $49,492 and the related expenses are reflected in the Consolidated Statement of Operations under general and administrative expenses. (ii) Accounts payable were decreased by $36,000, reflecting the entry fee for tradeshows that the Company entered but later canceled.

     (d) Cost of Sales. Cost of sales was increased by $114,300 and is reflected in the Consolidated Statement of Operations under cost of sales.

o RECLASSIFICATIONS - (a) Notes Payable. The balance sheet now reflects an additional $5,000 note payable that was previously classified as an account payable.

     (b) Stock Issuances. The balance sheet now reflects the obligation to issue 2,000 shares of common stock that were sold in the first nine months of 2002 but were not yet issued. These shares were previously reflected as issued on September 30, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SLS International, Inc.
Condensed Balance Sheet


                                                                      September 30,  December 31,
                                                                          2002           2001
                                                                       -----------    ----------
                                                                       (unaudited)     (audited)
Assets
Current assets:

     Cash                                                              $     7,761    $    48,390
     Accounts receivable, less allowance for doubtful accounts of
       $97,870 for September 30, 2002 and $0 for December 31, 2001          34,927         69,185
     Inventory                                                             325,001        250,998
     Prepaid expenses and other current assets                               1,570          2,081
                                                                       -----------    -----------
                 Total current assets                                      369,259        370,654
                                                                       -----------    -----------

Fixed assets:
     Vehicles                                                               47,376         47,376
     Equipment                                                              53,427         50,731
     Leasehold improvements                                                  3,376          3,376
                                                                       -----------    -----------
                                                                           104,179        101,483
Less accumulated depreciation                                               75,733         64,594
                                                                       -----------    -----------
                 Net fixed assets                                           28,446         36,889
                                                                       -----------    -----------
                                                                       $   397,705    $   407,543
                                                                       ===========    ===========
Liabilities and Shareholders' Deficit
Current liabilities:

     Current maturities of long-term debt and notes payable            $   419,815    $   371,640
     Accounts payable                                                      359,352        196,833
     Due to shareholders                                                    29,886         31,886
     Accrued liabilities                                                    88,276         67,029
                                                                       -----------    -----------
                 Total current liabilities                                 897,328        667,388
                                                                       -----------    -----------
Long-term debt, less current maturities                                         --          2,321
                                                                       -----------    -----------

Commitments and contingencies:
Shareholders' deficit:
     Preferred stock not issued but owed to buyers, $.001 par, 5,000,000 shares authorized; 328,000 and 102,000 shares

       at September 30, 2002 and December 31, 2001                             328            102
     Discount on preferred stock                                          (330,776)      (166,694)
     Contributed capital - preferred                                     1,561,272        446,298
     Common stock, $.001 par; 75,000,000 shares authorized;
       20,403,528 shares and 19,019,528 shares issued at
       September 30, 2002 and December 31, 2001                             20,404         19,020
     Common stock not issued but owed to buyers; 452,000 shares
       and 40,000 shares at September 30, 2002 and December 31, 2001           452             40
     Contributed capital - common                                        2,862,301      1,710,425
     Unamortized cost of stock issued for services                        (437,820)            --
     Retained deficit                                                   (4,175,784)    (2,271,357)
                                                                       -----------    -----------
                 Total shareholders' deficit                              (499,624)      (262,166)
                                                                       -----------    -----------
                                                                       $   397,705    $   407,543
                                                                       ===========    ===========

See notes to the condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations

                                                   For The Nine Months Ended
                                                          September 30,
                                                -------------------------------
                                                     2002               2001
                                                ------------       ------------
                                                          (unaudited)

Revenue                                         $    486,204       $    284,306
Cost of sales                                        318,631            182,512
                                                ------------       ------------
Gross profit                                         167,573            101,794
General and administrative expenses                1,667,850            792,686
                                                ------------       ------------
Loss  from  operations                            (1,500,277)          (690,892)

Other income (expense):
     Interest expense                                (18,330)           (35,033)
     Interest and miscellaneous, net                     298              2,092
                                                ------------       ------------
                                                     (18,032)           (32,941)
                                                ------------       ------------
Loss before income tax                            (1,518,309)          (723,833)
Income tax provision                                      --                 --
                                                ------------       ------------
Net loss                                          (1,518,309)          (723,833)

Deemed dividend associated with beneficial
   conversion feature of preferred stock            (386,118)           (52,000)
                                                ------------       ------------
Net loss available to common shareholders       $ (1,904,427)   $      (775,833)
                                                ============    ===============

Basic and diluted earnings per share            $      (0.09)   $         (0.05)
                                                ============    ===============

Weighted average shares outstanding               20,095,306         16,716,528
                                                ============    ===============

See notes to the condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations
                                                   For The Three Months Ended
                                                         September 30,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
                                                          (unaudited)

Revenue                                         $    161,688       $    173,783

Cost of sales                                        123,952            112,629
                                                ------------       ------------

Gross profit                                          37,736             61,154

General and administrative expenses                  605,885            280,571
                                                ------------       ------------

Loss  from  operations                              (568,149)          (219,417)

Other income (expense):
     Interest expense                                 (5,067)            (7,734)
     Interest and miscellaneous, net                     259                544
                                                ------------       ------------

                                                      (4,808)            (7,190)
                                                ------------       ------------

Loss before income tax                              (572,957)          (226,607)

Income tax provision                                      --                 --
                                                ------------       ------------

Net loss                                            (572,957)          (226,607)

Deemed dividend associated with beneficial
   conversion feature of preferred stock            (180,892)           (52,000)
                                                ------------       ------------

Net loss available to common shareholders       $   (753,849)      $   (278,607)
                                                ============       ============

Basic and diluted earnings per share            $      (0.04)      $      (0.01)
                                                ============       ============

Weighted average shares outstanding               20,647,195         18,792,125
                                                ============       ============



See notes to the condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows


                                                                          For The Nine Months Ended
                                                                                September 30,
                                                                        ------------------------------
                                                                           2002              2001
                                                                        -----------       ------------
                                                                                 (unaudited)
Operating activities:
     Net loss                                                           $(1,518,309)      $  (723,833)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                                       11,139            11,628
         Amortization of cost of stock issued for services                  635,352                --
     Change in assets and liabilities-
         Accounts receivable, less allowance for doubtful accounts           34,258           (86,676)
         Inventory                                                          (74,003)          (17,155)
         Prepaid expenses and other current assets                              511            79,168
         Accounts payable                                                   162,519          (123,387)
         Deferred revenue                                                        --           (70,270)
         Due to shareholders                                                 (2,000)            4,639
         Accrued liabilities                                                 21,247            18,813
                                                                        -----------       -----------
         Cash used in operating activities                                 (729,286)         (907,073)
                                                                        -----------       -----------

Investing activities:
     Additions to fixed assets                                               (2,697)          (11,886)
                                                                        -----------       -----------
         Cash used in investing activities                                   (2,697)          (11,886)
                                                                        -----------       -----------

Financing activities:
     Sale of common stock                                                    80,500         1,214,000
     Sale of preferred stock                                                565,000            50,000
     Borrowing of notes payable                                              55,000           135,000
     Repayments of notes payable                                             (9,146)         (478,600)
                                                                        -----------       -----------
         Cash provided by financing activities                              691,354           920,400
                                                                        -----------       -----------
(Decrease) increase in cash                                                 (40,629)            1,441
Cash, beginning of period                                                    48,390            17,658
                                                                        -----------       -----------
Cash, end of period                                                     $     7,761       $    19,099
                                                                        ===========       ===========

Supplemental cash flow information:

     Interest paid                                                      $        --       $        --
     Income taxes paid (refunded)                                                --                --

Noncash investing activities:
     Stock issued and options granted for services                      $ 1,073,172       $        --

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

         From January 1, 2002 to September 30, 2002, 101,000 Class A warrants were exercised for 101,000 shares of common stock for a total of $50,500. As of September 30, 2002, 2,000 shares of common stock had not been issued and therefore are shown on the balance sheet as common stock not issued but owed to buyers. 3,111,000 Class A warrants are outstanding as of September 30, 2002. No Class B warrants have been exercised as of September 30, 2002.

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

         In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. As of September 30, 2002 the shares had not been issued and are therefore show as common stock not issued but owed to buyers in these financial statements. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $81,862 for the nine months ended September 30, 2002. On September 30, 2002, there was $29,138 remaining in unamortized cost of stock issued for services on the balance sheet.

         In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. As of September 30, 2002 the shares had not been issued and are therefore recorded as common stock not issued but owed to buyers on these financial statements. 100,000 of the common shares were issued on November 19, 2002. The remaining 200,000 shares have not been issued as of December 31, 2002. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given is $207,000 and is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over a one year period. Consulting expense relating to these agreements was $142,065 for the nine months ended September 30, 2002. On September 30, 2002 there was $64,935 remaining in unamortized cost of stock issued for services on the balance sheet. A valuation allowance of $27,000 has been used to offset the resulting note receivable from the transaction and therefore $0 is reflected in the asset section of the balance sheet for the note receivables.

         In April of 2002, an agreement was signed with The Equitable Group, LLC for consulting services to be performed from March 26, 2002 to September 26, 2002. As compensation for consulting services, the Company agreed to issue 600,000 shares of common stock, of which 100,000 were nonrefundable, to the consultant. The Company issued 100,000 shares on April 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $51,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock given for services. On May 2, 2002, the Company terminated the agreement. Upon termination of the agreement all unamortized costs were amortized as consulting expense. Consulting expense relating to this agreement was $51,000 for the nine months ended September 30, 2002. On September 30, 2002, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In April of 2002, an agreement was signed with Muir, Crane, & Co. for consulting services to be performed April 2, 2002 to April 2, 2003. As compensation for consulting services the Company agreed to pay a retainer of $4,000 per month and issue 200,000 shares of common stock. 100,000 shares were issued on April 9, 2002 and 100,000 shares were issued on July 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $95,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $34,740 for the nine months ended September 30, 2002. On September 30, 2002, there was $60,260 remaining in unamortized cost of stock issued for services on the balance sheet.

         In April of 2002, an agreement was signed with Sam Hamra for consulting services to be performed April 18, 2002 to April 18, 2003. As compensation for consulting services the Company agreed to issue 70,000 shares of common stock. 70,000 shares of common stock were issued on April 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,200 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. As compensation, Mr. Hamra was also issued options to purchase 100,000 shares of preferred stock at a strike price of $2.50 per share. This preferred stock was convertible into 1,000,000 shares of common stock after a period of one year. The options expire when the preferred stock offering closes. The closing date has been extended to July 31, 2003. Using the Black-Scholes pricing model, the options were valued at $311,222 and shown as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $157,798 for the nine months ended September 30, 2002. On September 30, 2002, there was $192,624 remaining in unamortized cost of stock issued for services on the balance sheet.

         In June of 2002, an agreement was signed with Liquid Solutions Corp. for consulting services to be performed June 10, 2002 to September 10, 2002. As compensation for consulting services the Company agreed to issue 500,000 shares of common stock. 500,000 shares of common stock were issued on June 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $155,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the three months of the agreement. Consulting expense relating to this agreement was $155,000 for the nine months ended September 30, 2002. On September 30, 2002, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In August of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed August 15, 2002 to August 15, 2003. As compensation for consulting services the Company agreed to issue 125,000 shares of common stock. 125,000 shares of common stock were issued on August 15, 2002. Using the market value on the date the agreement was signed, the shares were valued at $43,750 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $5,687 for the nine months ended September 30, 2002. On September 30, 2002, there was $38,063 remaining in unamortized cost of stock issued for services on the balance sheet.

         In September of 2002, an agreement was signed with Art Malone, Jr. for consulting services to be performed September 10, 2002 to March 10,

         2003. As compensation for consulting services the Company agreed to issue 250,000 shares of common stock upon signing of the agreement and another 250,000 shares upon the consummation or signing of a celebrity brought directly or indirectly by Mr. Malone as an endorser. 250,000 shares of common stock were issued on September 17, 2002. As of December 31, 2002 no other shares have been issued in regards to this agreement. Using the market value on the date the agreement was signed, the shares were valued at $60,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $7,200 for the nine months ended September 30, 2002. On September 30, 2002, there was $52,800 remaining in unamortized cost of stock issued for services on the balance sheet.

NOTE 5 - SUBSEQUENT EVENTS
         From October to December of 2002, the Company issued 89,000 shares of preferred stock for $222,500.

         In February and March of 2003, the Company issued 32,940 shares of preferred stock for $82,350.

         In October of 2002, an agreement was signed with Patrick Armstrong of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and shown as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement.

         In October of 2002, an agreement was signed with Larry Stessel of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and shown as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement.

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

         In February of 2003, the Company signed a consulting agreement with Tom Puccio for a period of six months. On February 25, 2003, the Company issued 300,000 shares of common stock in fulfillment of this agreement. Using the market value on the date the agreement was signed the stock was valued at $93,000.

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

NOTE 6 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES

         As detailed in Note 4, the Company issued or agreed to issue 1,695,000 shares of common stock and 1,000,000 options as part of consulting agreements. The value of stock issued and options granted totaled $1,073,172 for the nine months ended September 30, 2002. This cost is shown as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance will be amortized into consulting expense over the lives of the various consulting agreements. For the nine months ended September 30, 2002, $635,352 was amortized into consulting expense. Unamortized cost of stock issued for Services was $437,820 as of September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

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

RESULTS OF OPERATIONS

         Quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. For the quarter ended September 30, 2002, revenue decreased to $161,688 from $173,783 in 2001, a 7% decrease. The decrease resulted primarily from approximately $70,000 in orders that were originally scheduled for shipment in September being delayed until October. Our gross profit percentage decreased to approximately 23% in the 2002 period from approximately 35% in the 2001 period, as discussed below. Primarily as a result of an increase in general and administrative expenses discussed below, our net loss increased to $572,957 in the third quarter of 2002 as compared to a net loss of $226,607 in the comparable quarter of 2001.

         Gross profit percentage worsened compared to the prior-year period, primarily due to discounted introductory sales that gave us favorable publicity, and the sale at discounted prices of models that had been used for trade show demonstrations. We expect to continue to make sales at discounted prices as similar special circumstances arise, but we expect such sales to constitute a smaller portion of our sales in most future periods, thereby having less of an impact on our gross profit percentage.

         General and administrative expenses for the 2002 third quarter increased to $605,885 from $280,571 in the 2001 third quarter, primarily as a result of $24,953 of bad debt expense (compared to $0 in the 2001 quarter) and $321,333 of non-cash cost amortized in the quarter reflecting a portion of the fair value of stock issued under consulting agreements entered into during the quarter and in prior periods, as well as additional trade shows and travel expense in the 2002 quarter. During the 2002 third quarter, we also increased the size of our leased facility, thereby increasing our monthly lease costs, which will increase our capacity to satisfy the expected growth in revenue.

         Interest expense decreased to $5,067 in the 2002 third quarter as compared to $7,734 in the 2001 third quarter, due to the repayment of loans resulting in decreased borrowings.

         Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. For the first nine months of 2002, revenue increased to $486,204 from $284,306 in the 2001 period, a 71% increase, resulting primarily from the expansion of our loudspeaker product line and the growth in sales of our loudspeakers. Our gross profit percentage decreased to approximately 34% in the 2002 period from approximately 36% in the 2001 period, primarily as a result of discounted introductory sales and the sale of demonstration models, as discussed above, partially offset by our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. As a result of the increase in general and administrative expenses, our net loss increased to $1,518,309 in the first nine months of 2002 as compared to a net loss of $723,833 in the first nine months of 2001.

         General and administrative expenses for the first nine months of 2002 increased to $1,667,850 from $792,686 in 2001, primarily as a result of $169,305 of bad debt expense (compared to $0 in the 2001 period); $635,352 of non-cash cost amortized in the nine-month period reflecting a portion of the fair value of stock issued under consulting agreements entered into during the period and in prior periods; the hiring of a sales manager; and consulting expenses incurred for investor relations and public relations.

         Interest expense decreased to $18,330 in the 2002 period as compared to $35,033 in the 2001 period, due to the repayment of loans resulting in decreased borrowings.

FINANCIAL CONDITION

         On September 30, 2002, our current liabilities exceeded current assets by $528,069, compared to $296,734 on December 31, 2001. Total liabilities exceeded total assets by $499,623, compared to $262,166 on December 31, 2001. The increased working capital deficit was due primarily to increases in accounts payable and other increased liabilities incurred from our expanding operations, and decreases in cash and accounts receivable. These factors were partially offset by an increase in inventory, funded in large part by the sales of equity described below, as well as increases in accounts payable and accrued liabilities.

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

         In the first nine months of 2002, we entered into consulting agreements that required us to issue an aggregate of 1,595,000 shares of common stock and options to purchase 100,000 shares of Class A preferred stock at an exercise price of $2.50 per share (each such share of preferred stock converts into 10 shares of common stock). In addition, a consulting agreement entered into in August 2001 is now reflected in the restated financial statements, recognizing an obligation to issue 100,000 shares of common stock under such agreement. Total non-cash cost under such agreements is $1,073,172, $635,352 of which is reflected as amortized expenses in the first nine months of 2002 and the remainder of which are to be amortized in subsequent periods over the respective terms of such agreements. The difference between such total cost and the amount amortized is reflected as unamortized cost of stock issued for services on the balance sheet. The restated financial statements also recorded $3,000 of cash and $27,000 of notes receivable received from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002.

         Notes payable increased slightly to $419,815 on September 30, 2002. One note totaling $7,181 is secured with equipment; and the remaining borrowings are from individuals, are unsecured and matured in the first quarter of 2002. However, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue the 7% interest for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

ITEM 3.  CONTROLS AND PROCEDURES.
         ------------------------

         As of October 1, 2002, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2002.

         Since October 1, 2002, our independent auditors completed their audit of our financial statements for the year ended December 31, 2002. As a result of such audit, we have been required to make restatements and reclassifications of our unaudited financial statements filed for the quarters ended March 31, June 30 and September 30, 2002. Such restatements and reclassifications call into question the effectiveness of our disclosure controls and procedures. We are currently considering enhancements to our controls and procedures.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

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

Item 2.  Changes in Securities.
-------  ----------------------

         In the quarter ended September 30, 2002, the Company sold 50,000 shares of preferred stock for $125,000 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         We also agreed to issue 375,000 shares of common stock under consulting agreements entered into during the quarter ended September 30, 2002. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from the sale of stock in the third quarter of 2002 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any sales of stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

         (a) Exhibits. The following are being filed as exhibits to this Report:

Exhibit No.             Description of Exhibit

-----------             ----------------------

    10.1 Letter Agreement, dated July 17, 2002, between SLS International, Inc. and Alfred V. Greco PLLC regarding settlement of Alfred V. Greco v. SLS International, Inc.

    10.2 Letter Agreement, dated July 17, 2002, between SLS International, Inc. and Alfred V. Greco PLLC regarding services to be provided by Alfred V. Greco PLLC

    10.3 Consulting Agreement, dated August 15, 2002, between SLS International, Inc. and Atlantic Services Ltd.

    10.4 Consulting Agreement, dated September 10, 2002, between SLS International, Inc. and Art Malone Jr.

    99.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Report (filed as Exhibit 99.1 to Form 10-QSB filed with the SEC on November 14, 2002)

          (b) Reports on Form 8-K. We filed no Reports on Form 8-K during the quarter ended September 30, 2002.

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