Form 10KSB
period 2002-12-31
SLS INTERNATIONAL INC
filed 2003-05-21
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002    Commission file number 333-43770

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The revenue of SLS International, Inc. in the year ended December 31, 2002 was $790,582.

         The aggregate market value of SLS International, Inc. voting stock held by nonaffiliates was approximately $2,647,951 on May 5, 2003.

         On May 5, 2003, 23,196,528 shares of SLS International, Inc. common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

           Transitional Small Business Disclosure Format (check one):

                              Yes [ ]  No [x]

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I

Item 1.           Business........................................................................       1
Item 2.           Properties......................................................................       11
Item 3.           Legal Proceedings...............................................................       12
Item 4.           Submission of Matters to a Vote of Security Holders.............................       12

PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters........         13
Item 6.            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations..........................................................       14
Item 7.            Financial Statements...........................................................       17
Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial
                              Disclosure..........................................................       17

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance
                              with Section 16(a) of the Exchange Act..............................       18
Item 10.           Executive Compensation.........................................................       19
Item 11.           Security Ownership of Certain Beneficial Owners and Management and
                              Related Stockholder Matters.........................................       20
Item 12.           Certain Relationships and Related Transactions.................................       21
Item 13.           Exhibits and Reports on Form 8-K...............................................       21
Item 14.           Controls and Procedures........................................................       24


SIGNATURES........................................................................................       25


CERTIFICATIONS....................................................................................       26

FINANCIAL STATEMENTS TABLE OF CONTENTS............................................................      F-1

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

         From the early 1970's through 1999 we derived substantially all of our revenue from marketing, renting, selling and installing sound and lighting systems under the name Sound and Lighting Specialist Inc. In June 1999, due to the favorable customer acceptance of our custom-designed loudspeaker systems, we ceased these historical operations and began focusing all efforts towards becoming a loudspeaker manufacturer and selling to dealers and contractors on a wholesale basis. As a result, we have been essentially in a development stage, as we are bringing to market products that we introduced in 2000 and 2001 and designing and bringing to market additional products.

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

         In June 2001, we introduced a Commercial Line of loudspeakers that use our PRD500 Ribbon Driver and, in September 2001, we finished the development of our PRD1000 Ribbon Driver and began implementing it into our Professional Line. Our PRD drivers, which we manufacture, upgraded the previous drivers that we purchased from third-party manufacturers; and our cost is approximately one-sixth of the price that we had been paying for the previous drivers.

         SLS International, Inc. was formed on July 25, 2000 and had no previous operations. On the same date, this corporation merged with Sound and Lighting Specialist Inc., its sole shareholder, and SLS International, Inc. was the surviving corporation. All of the financial and other information reported for periods prior to the merger are the results of operations of Sound and Lighting Specialist, Inc. All of the operating activity reported for periods after the merger are the results of operations of SLS International, Inc. The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

         In July 2000, our Board of Directors declared a 12,800 to one, forward stock split. As a result, for each outstanding share of SLS, we issued an additional 12,800 shares. The resulting total of outstanding shares of SLS, as reorganized, became 14,340,480 shares of common stock. All references to shares in this prospectus, whether prior to or after the reorganization, are references to the outstanding shares of SLS, as it has been reorganized.

DEVELOPMENT

         Initially, we engaged in the direct sale and installation of sound systems for various customers and rented lighting and sound equipment. The business evolved into the business of designing cabinets for loudspeaker systems for sale and installation. We manufactured the cabinets and purchased the components, which consisted of compression drivers and woofers from independent manufacturers, and sold and installed the systems for our customers. The compression drivers made the high frequency or treble sounds and the woofers made the low frequency or bass sounds. During 1994, we expanded our line of loudspeaker systems to include speakers that used ribbon drivers instead of compression drivers. At that time, we purchased the ribbon drivers from an independent manufacturer. As we developed our ribbon driver line of loudspeakers we relied on our Tef 20 computer acoustic measurement system to analyze and measure sound waves. This system is the industry standard for loudspeaker designing and is used by most of the major loudspeaker manufacturers in the design and manufacture of loudspeaker systems. Our Tef 20 system indicated that the ribbon driver systems that we were designing were superior in several ways to the compression driver systems that we previously used. The ribbon driver system that we were designing had a smoother frequency response. The level of mid-range sound and treble sound that the ribbon driver systems were producing was more even and therefore the loudspeaker reproduced whatever sound it received in a more natural manner. Also, the ribbon driver did not produce the same level of distortion when played at higher frequency levels, as compared to the compression driver. This resulted in a positive reaction from our customers to the quality of sound, and as a result we decided to change our overall strategy.

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

TECHNOLOGY

         The function of loudspeakers is to increase the volume of sound in order to enable the sound to be heard by many persons occupying a large area. For many years, the loudspeaker industry used certain types of components to increase the volume of sound. The technology originally permitted only the types of components that required low electrical power in order to achieve high volume sound. In the past, loudspeakers consisted in part of a component called the compression driver. This device generally is used to reproduce the mid-range and high frequencies of sound. Early compression drivers consisted of a diaphragm made of a linen-based manmade resin material that is enclosed in a chamber. This diaphragm was generally formed as a partial sphere, similar to a ball that has been cut in half. The edges of the diaphragm were then wound many times with a fine electrical wire called a voice coil. Electrical current from an amplifier is sent through the wire and the diaphragm vibrates to produce the sound wave. However, in the compression driver, the diaphragm is enclosed in a chamber with the sound exiting out of a relatively small hole that increases the velocity of the sound. This is similar to forcing air or water through a small hole to increase its velocity. The disadvantage of the compression driver is that before the sound waves are forced through the small hole they are first bounced around inside of the chamber and become distorted and tend to produce a certain amount of listening fatigue for audiences. Today the compression drivers use a diaphragm made from aluminum and titanium and can produce the same high volume but with higher frequency sounds. Although today's compression drivers are superior to those of the past due to the new materials, the negative aspects still exist to a degree because of the nature of the design of the compression driver.

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

         The ribbon driver works in a different manner than the compression driver. The diaphragm of the ribbon driver is a flat piece of mylar plastic or in the case of SLS ribbon drivers, a high temperature Kapton plastic. These materials are considerably thinner and lighter than the linen or even the aluminum or titanium diaphragms of the compression drivers. The ribbon diaphragm is laminated on one side with a thin coating of aluminum. This aluminum is then chemically etched to leave wire-like traces of aluminum that act as a voice coil, vibrating the diaphragm when current is applied. The diaphragm of the ribbon driver is not in a chamber and is open and visible to the air. The sound waves are not restricted and therefore they do not have the distorted properties of the compression driver. Because the diaphragm of the ribbon driver is so thin and light it reacts very quickly to the electrical signal and does not introduce new or resonated sounds created by the material of the diaphragm itself. This enables the ribbon driver to produce a much purer reproduction of the sound source without adding any tones of its own.

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

In February 2000, we retained Igor Levitsky, an electro-acoustics engineer to develop a new technology ribbon driver for us. We requested that he develop two different-sized ribbon drivers and we paid a fixed fee for his work. We also agreed to pay him a royalty of $2,000 per year for an indefinite period of time. In April 2001, Mr. Levitsky became our employee and waived his royalty. Research and development expense was $17,568 in 2001 and $22,095 in 2002. The cost of such research and development is not borne directly by our customers.

         The ribbon driver that we have developed uses new lightweight high-powered magnets and plastics that can withstand high temperatures. This enables the speaker system to have increased power-handling ability and higher sound volume with substantial reliability and clarity. We have completed development of our own proprietary ribbon driver, model PRD 500, a 5-inch version of the ribbon driver. We have recently started to directly manufacture models PRD 500 and PRD 1000, for use in our Home Theatre line, Universal Soldier Commercial line and our Professional line of loudspeakers. Sale of the Commercial line of loudspeakers with direct-manufactured ribbon drivers began in June 2001, and sales of the Professional line of products with direct-manufactured ribbon drivers began in September 2001. This direct manufacture of ribbon drivers substantially reduces our product cost, and it also provides improved performance for our loudspeaker systems. We also expect to use the PRD 1000 in a proposed Cinema Line of loudspeakers for movie houses.

PRODUCTS

         Previously, when we were involved in selling and installing our products for end-users, our product line consisted of twelve models of Professional Contractor speaker systems. As a result of the change in operations to a wholesale business, selling to distributors, we have increased our product lines. In addition to the models previously manufactured, we have added two new product lines, consisting of twelve new models, and increased the number of models we manufacture under our Professional Contractor System.

         Our Professional Contractor Speaker System line presently consists of eighteen models of speaker systems, each model consisting of a speaker cabinet and components of woofers which provide the bass sounds and ribbon drivers which provide the treble sound. This line, the cabinets of which we generally manufacture, is usually sold to large contractors and is installed for churches, theatres, school auditoriums, casinos, night clubs and touring production companies. Although we now manufacture our own ribbon drivers, the woofers are manufactured to our specifications by non-affiliated manufacturers.

         Our Commercial line, the Universal Soldier Speaker System, consists of lower-cost speakers which are designed to be sold by music stores for orchestras, disc jockeys and the less expensive commercial market. There are twelve models of different size, with less expensive components that produce varying sound levels and area coverage capabilities. These are equal in quality to, but do not produce the sound levels of, our Professional Contractor Speaker System Line.

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

FUTURE PRODUCTS

         We re-packaged certain models of our Professional Contractor Sound Systems for the cinema and movie theatre market by simplifying the cabinetry. In a typical movie house, the speakers are usually not displayed in view of the public, which allows for simplified cabinetry. The new cabinetry is designed to be less costly, as are the other components, which we expect to provide our representatives with a cost advantage in marketing our system to cinema owners. At present, a total of ten models are being repackaged for this line. We are conducting tests on the repackaged models and plan to introduce them in Fall 2003.

         We have developed a new less-expensive 5.1 Home Theater system, which is nearly ready for production. All research and development has been completed, and we are waiting for the delivery schedule from our vendors for the cabinets and other parts that we do not manufacture.

MANUFACTURING AND SOURCING

         We generally design and manufacture our own cabinets for our product lines, and on occasion contract certain models manufactured by independent, established, local and other woodcrafters. These manufacturers construct the cabinetry to our specifications. Our ribbon drivers are either directly manufactured or purchased from a non-affiliated manufacturer, B&G Corporation. The principal suppliers of our woofers are Belisle Acoustics, Eminence, PHL and Seas Speaker Component Manufacturers. The manufacture of our own ribbon drivers has resulted in a meaningful reduction in costs, and we expect that it will enable our products to be more competitively priced.

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

SALES AND MARKETING

         Domestic. We are no longer engaged in the installation of speaker systems but are solely involved with the design, manufacture and distributor sale of our loudspeaker product lines. In addition to advertising in trade journals and attending industry conventions for promotion and sale of our products, we are in the process of establishing a network of distributors to cover the territorial United States. Currently, we have approximately 100 dealers for our Professional line, 6 distributors for our Professional and Commercial lines, 20 dealers for our Home Theatre line, 2 domestic and 6 international distributors for our Home Theatre line, and 100 dealers for our

Commercial line. These outlets sell our products in approximately three-quarters of the United States and six foreign countries. Our agreement with our dealers requires them to use their best efforts to promote and advertise our products, maintain a minimum inventory of loudspeaker systems and produce a minimum of annual sales. The agreement requires that we are to design products with the highest-quality standards and provide suggested user prices to dealers. The dealer agreement may be terminated without cause by either party on 30 days notice.

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

         In June 1999 we ceased selling our loudspeaker systems directly to end-users. Up to that time, we sold only the Professional Contractor Loudspeaker Systems to end-user customers, primarily churches, schools, nightclubs and similar establishments. These systems contained ribbon drivers manufactured by others. From June 1999 through June 2000, we converted to a manufacturing company and developed more products. These additional products consisted of the Commercial line of Universal Soldier Loudspeaker systems and Home Theatre speaker systems. In 2002, we sold 300 units of the Universal Soldier systems, a total of 325 units of the Home Theatre Systems, and 400 units of our Professional Contractor systems.

         We will continue to design and manufacture the same products as previously sold to end-users for sale through our dealer network. The Universal Soldier and Home Theatre lines that we manufacture contain our new technology ribbon driver model PRD 500. The Professional Contractor Loudspeaker product line contains our new technology ribbon driver model PRD 1000.

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

PROPRIETARY TECHNOLOGY

         We are the owners of the proprietary ribbon driver technology for our models PRD 500 and PRD 1000. We have no patents on this technology. However, we have filed a Disclosure Statement with the US Patent and Trademark Office as evidence of our conception of the invention, and we filed a patent application in September 2002. Although we have filed for a patent we cannot be certain that a patent will be granted, or that it will give us an advantage over our competitors.

         The laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. Also, our domestic and international competitors may develop other technology which produces results similar to our technology. We expect that some loudspeaker products may be subject to patent infringement claims as the number of products and competitors in our industry grows. As a result, third parties may assert patent infringement claims against us in the future, and such claims may not be resolved in our favor. Any such claims, with or without merit, could be time-consuming and may result in costly litigation. Such claims may also require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if they become necessary, may not be available on terms that are favorable to us, if at all. In addition, we may be forced to commence litigation in the future to protect our trade secrets or proprietary rights, or to determine the validity and extent of the proprietary rights of others. Such possible litigation could result in substantial costs and diversion of our energy and resources.

EMPLOYEES

         We have a total of 11 employees, one of which is executive, two are administrative, one is a marketing director, and seven are technical. In the past, we have employed temporary and part-time employees to meet production obligations and fill orders. There is presently no labor union contract between any union and us. We do not anticipate our employees will seek to form or join a union for the foreseeable future.

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

         We have recently re-focused our business on the development and application of our ribbon driver technology. This new business may not be successful and our future operating performance may not bring about the results that we are seeking. Our operating results for the future periods are subject to all of the risks and uncertainties which are inherent in the establishment of new business enterprises. Our future operating results will depend upon:

         o        market acceptance of our ribbon driver technology;
         o our success in establishing and expanding the distribution network nationwide and internationally;
         o our success in establishing ribbon driver products as a retail product line;
         o        our success in attracting a strategic partner;
         o        availability of capital;
         o our success in attracting and retaining motivated and qualified personnel, particularly in the technical areas; and
         o our marketing of new products and ribbon driver technology applications.

         Our initial market concentration has been in the area of church construction and cinema theatre construction. The larger speakers we currently manufacture have been specifically designed for use in the church and cinema markets.

         We intend to continue advertising in trade journals and attending industry conventions to maintain our image as a competitor in the loudspeaker industry in the U.S. and internationally. We are seeking to derive profits and competitiveness by sales through the dealer network of our product line using our new, less costly, ribbon driver manufactured by us, beginning in 2001. However, we cannot assure investors or predict profits from distributor sales or any other business activity.

         At the appropriate time, we intend to investigate possible strategic alliances with key industry participants to strengthen our image, our product components and our distribution pattern. We cannot be certain that a future alliance opportunity will present itself; or, if an opportunity is presented, that it will result in a profitable working relationship. It is likely that in some future financial quarter or quarters, our operating results will be below the expectations of securities analysts and investors. If a shortfall in revenue occurs, the market price for our common stock may decline significantly. The factors that may cause our quarterly operating results to fall short of expectations include:

         o our ability to develop and market our new ribbon driver loudspeaker products in a timely manner;
         o        the size and timing of customer orders;
         o        seasonality of sales;
         o        availability of capital;
         o the degree and rate of growth of the markets in which we compete and the accompanying demand for our loudspeaker products;
         o our suppliers' ability to perform under their contracts with us.

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

We Have a History of Losses and May Not Be Profitable in the Future if We Do Not Achieve Sufficient Revenue to Absorb Recent and Planned Expenditures.

         We have experienced significant operating losses since investing in the development of ribbon driver technology in 1998 and, through December 31, 2002, have an accumulated retained deficit of approximately $5,065,782. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses in future periods. These losses or fluctuations in our operating results could cause the market value of our common stock to decline.

We Will Depend On Additional Capital.

         Our ability to implement our strategy and expand our operations largely depends on our access to capital. To implement our long-term strategy, we plan to make ongoing expenditures for the expansion and improvement of our product line and the promotion of our products. To date, we have financed our operations primarily through sales of equity and the issuance of notes. Repayment of most of these notes was required in 2002; however the notes remain outstanding, as they are payable to existing shareholders that are not making a demand on the notes. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so. As a result, we will need to issue additional equity or other securities to obtain the financing required to continue our operations and make any required repayments of our notes. However, additional capital may not be available on terms acceptable to us. Our failure to obtain sufficient additional capital could curtail or alter our growth strategy or delay needed capital expenditures.

We Have a Working Capital Deficit and a Critical Need for Cash to Conduct Our Operations and Maintain Our Viability as a Going Concern.

         As of December 31, 2002, we had $437,773 of cash and other current assets and $1,026,259 of current liabilities. This results in a working capital deficit of $588,486. We have increased sales of our speaker systems in each year since their introduction, which supply us with cash and accounts receivable. Over time, we expect increased sales to provide for our cash needs.

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

In the Loudspeaker Market, We Are Subject to Intense Competition.

         Although the market for our ribbon driver loudspeaker products is relatively new and emerging, the markets for our products are extremely competitive and we expect such competition to increase. The market for sound enhancement products in general is intensely competitive and sensitive to new product introductions or enhancements and marketing efforts by our competitors. We expect to experience increasing levels of competition in the future. Although we have attempted to design our loudspeaker systems to compete favorably with competitive products, we are unable to assure investors that we can establish and maintain our competitive position against current or potential competitors. Aggressive competition could cause us to have sales and profitability below expectations.

If We Are Unable to Hire or Retain Qualified and Skilled Personnel As Necessary, We May Not Be Able to Develop New Products or Successfully Manage Our Business.

         We believe our success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and operations personnel. However, we may not be successful in identifying, attracting and retaining such personnel. Our success also depends to a great degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success depends on John Gott, Chief Executive Officer. We presently do not maintain key person life insurance on Mr. Gott, and we presently do not have an employment contract with him. If we experience the loss of the services of any of our key personnel, we may be unable to identify, attract or retain qualified personnel in the future. This could make it difficult for us to manage our business and meet key objectives, or achieve or sustain profits.

Our Recurring Losses and Dependence Upon Additional Financing Has Caused Our Auditors to Issue a Statement Indicating Substantial Doubt as to Our Ability to Continue as a Going Concern.

         The accountants' audit report on our financial statements for the year ended December 31, 2002 included a statement that because of recurring losses and our dependency on the sale of securities or obtaining additional debt financing that there was a substantial doubt about our ability to continue as a going concern. If we are unable to raise additional financing to cover operating expenses and derive additional revenue from sales, we may no longer be a viable business.

Since Our Common Stock is Thinly Traded, It Can Be Subject to Extreme Rises or Declines In Price, and You May Not Be Able to Sell Your Shares At or Above the Price You Paid.

         You may have difficulty reselling the shares of our common stock or our warrants. You may not be able to resell your shares at or above the price you paid, or at a fair market value. The stock markets have recently experienced significant price and volume changes that are not related to the operating performance of individual companies. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company.

Item 2.           Properties.
                  ----------

         We do not own any real property. We presently lease 19,500 square feet of office and factory space at our current address from a nonaffiliated landlord. The lease expires on August 31, 2003. The monthly rental is presently $4,650. Our facility is divided into four equal 3,000 square foot sections that are internally connected plus one 7,500 square foot adjoining section. One of the 3,000 square foot sections is used for cabinet fabrication; another is used for storage of completed cabinets and component storage; the third is used for assembly and shipping; and the fourth is used for engineering and administration. The 7,500 square foot section is used for inventory, packaging and trade show materials storage. These facilities are suitable for producing in excess of 300 finished speaker cabinets per week and for the production of up to 1,500 ribbon drivers per month. We believe our current manufacturing space is sufficient for our projected operations. However, although we have no plans to relocate our facility, should the occasion arise to do so, there is ample factory and office space available at other locations in the region at similar or competitive rates. In addition, we have three subcontractor cabinet shops that add to our production capabilities. These companies are highly automated and can supply up to a total of 2000 cabinets per week on scheduled notice.

Item 3.           Legal Proceedings.
                  -----------------

         On November 12, 2002, McQuerterGroup, Inc. filed a complaint against us in the Superior Court of California, County of San Diego. The complaint alleged breach of contract and sought the payment of $55,403.08, plus late fees, interest, attorneys' fees, cost of the lawsuit and other relief as the court deemed proper. On or about April 1, 2003, the parties entered into a settlement agreement, pursuant to which we agreed to pay $60,000, by twelve $5,000 monthly payments, part of which may be paid by delivery of up to $5,000 of our products.

         On December 24, 2002, 21-Day Capital Corporation filed a complaint against us in the Superior Court of California, County of Los Angeles. 21-Day Capital Corporation is the assignor of certain rights of Muir, Crane & Co. The complaint alleges breach of contract and seeks the payment of $48,750.67, plus interest, attorneys' fees and costs and other relief as the court deems proper. We filed an answer on February 6, 2003 denying the allegations contained in the complaint and asserting affirmative defenses.

         On April 4, 2002, Alfred V. Greco filed a complaint against us in the Supreme Court of the State of New York, County of New York for unpaid legal fees, seeking a total of $50,772, plus interest, costs and disbursements. In the third quarter of 2002, the parties entered into a settlement agreement with respect to this matter. The Company has not performed its obligations under such settlement agreement. The parties are in discussions to amend the 2002 settlement agreement.

         The U.S. Internal Revenue Service ("IRS") is asserting that we owe approximately $60,000 in payroll taxes for portions of the 2001 and 2002 calendar years, plus interest. Following negotiation with the IRS, we tentatively agreed to pay such amount in twelve equal monthly payments, plus interest, subject to completion and execution of a written agreement. We are awaiting a draft of the written agreement from the IRS to formalize this tentative, oral settlement.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------

         This item is inapplicable, as no matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  -------------------------------------------------
                  Stockholder Matters.
                  --------------------

         Our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "SITI.OB" on June 27, 2001. The table below sets forth by quarter, for each quarter in which our common stock has traded through December 31, 2002, the sales information for our common stock as reported on the Over-the-Counter Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

                                                   Sale Prices
                                              -------------------------
                                                 High             Low
                                                 ----             ---
2001:
Second quarter                                  $1.30            $0.85
Third quarter                                    1.20             0.45
Fourth quarter                                   0.80             0.26

2002:
First quarter                                    0.84             0.36
Second quarter                                   0.84             0.20
Third quarter                                    0.59             0.23
Fourth quarter                                   0.51             0.16

         The number of record stockholders of our common stock on May 5, 2003 was 81, based on information furnished by our transfer agent. On May 19, 2003, the closing price of our common stock on the Over-the-Counter Bulletin Board was $0.24 per share. We urge you to obtain current market quotations for shares of our common stock.

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

SALES OF UNREGISTERED SECURITIES DURING 2002

         In the fourth quarter of 2002, we sold 89,000 shares of our Preferred Stock to accredited investors, most of which were existing shareholders, for aggregate proceeds of $222,500. We did not use an underwriter in connection with these sales. The sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

         We also agreed to issue 800,000 shares of common stock and options to purchase 500,000 shares of common stock under consulting agreements entered into during the quarter ended December 31, 2002. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from these sales and issuances in the fourth quarter of 2002 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any sales of stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

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

         In June 2001, we introduced a Commercial Line of loudspeakers that utilize our PRD500 Ribbon Driver and, in September 2001, we finished the development of our PRD1000 Ribbon Driver and began implementing it into our Professional Line. Our PRD drivers, which we manufacture, upgraded the previous drivers that we purchased from third-party manufacturers; and our cost is approximately one-sixth of the price that we had been paying for the previous drivers.

         SLS International, Inc. was formed on July 25, 2000 and had no previous operations. On the same date, this corporation merged with Sound and Lighting Specialist Inc., its sole shareholder, and SLS International, Inc. was the surviving corporation. All of the financial information reported for periods prior to the merger are the results of operations of Sound and Lighting Specialist, Inc. All of the operating activity reported for periods after the merger are the results of operations of SLS International, Inc. The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

RESULTS OF OPERATIONS

         Year ended December 31, 2002 as compared to the year ended December 31, 2001. For the year ended December 31, 2002, revenue increased to $790,582 from $353,797 in 2001, as a result of the further roll-out of our product line and customer acceptance of our products. Gross profit percentage increased to 32% in

2002 compared to 19% in 2001, primarily as a result of our conversion to in-house manufacturing of our ribbon drivers from our previous outsourcing of such components. In 2002, despite the increased revenue and improved gross profit percentage, we reported a net loss of $2,242,325 as compared to a net loss of $1,040,174 in 2001. The greater net loss was primarily the result of increased general and administrative expenses, as discussed below.

         General and administrative expenses for 2002 increased to $2,468,565 from $1,068,335 in 2001, primarily as a result of the write-off of $203,831 of bad debt expense (compared to $4,000 in 2001) and $1,074,229 of non-cash expenses amortized in 2002 reflecting a portion of the fair value of stock and options issued under consulting agreements entered into during 2001 and 2002. A total of $1,599,213 in expenses were accrued under these consulting agreements, and the unamortized portion ($524,984) of such expenses will be amortized in future periods. Other factors causing the increase in general and administrative expenses include a new employee handling our development of a transducer, a new controller for our financial operations, a new national sales manager, increased trade show participation to promote our products, and cash expenses for consultants targeted toward increased exposure and relations with top musical artists. Also, during the 2002 third quarter, we increased the size of our leased facility, thereby increasing our monthly lease costs, which will increase our capacity to satisfy the expected growth in revenue. Partially offsetting these increases was the elimination of legal, accounting, consulting and other costs incurred as a result of our 2001 public offering.

         Interest expense decreased to $33,306 in 2002 as compared to $46,011 in 2001, due to decreased borrowings.

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

FINANCIAL CONDITION

         On December 31, 2002, our current liabilities exceeded current assets by $588,486 compared to $296,734 on December 31, 2001. Total liabilities exceeded net assets on December 31, 2002 by $562,262, as compared to $262,166 on December 31, 2001. The increased working capital deficit was due primarily to increases in accounts payable and other increased liabilities incurred from our expanding operations, and decreases in cash. These factors were partially offset by an increase in inventory and accounts receivable, funded in large part by the sales of equity described below, as well as increases in accounts payable and accrued liabilities. The changes in these items were the result of our net loss from operations in 2002.

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

         In 2002 and 2001, we entered into consulting agreements that required us to issue an aggregate of 2,495,000 shares of common stock, options to purchase 100,000 shares of Class A preferred stock at an exercise price of $2.50 per share (each such share of preferred stock converts into 10 shares of common stock), and options to purchase 500,000 shares of our common stock at $0.30 per share. Total expenses under such agreements are $1,599,213, $1,074,229 of which is reflected as amortized expenses in 2002 and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The difference between such total expenses and the amount amortized is reflected as unamortized cost of stock issued for services on the balance sheet. We also recorded $3,000 of cash and $27,000 of notes receivable received from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002.

         We are experiencing significant cash shortages; we had $4,240 in cash on December 31, 2002. In order to continue operations, we have been dependent on raising additional funds and have continued to sell preferred stock in the beginning of 2003 to raise capital. In 2002 we privately sold preferred stock for a total of $787,500, and through March 2003 we sold an additional $82,350. In addition, we have outstanding warrants, which, upon exercise, provided additional funding of $50,500 in 2002.

         Accounts receivable increased due to increased sales. However, the increase would have been greater if we had not taken an allowance of $132,396.

         Notes payable increased to $414,720 on December 31, 2002. One note totaling $2,087 is secured with equipment; and most of the remaining borrowings are from individuals, are unsecured and matured in the first quarter of 2002. However, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue interest at 7% (10% in the case of a note with a principal amount of $50,000) for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

FORWARD-LOOKING INFORMATION

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

         SLS INTERNATIONAL, INC.
         December 31, 2002
         -----------------

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

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  -------------------------------------------------------------
                  Compliance With Section 16(a) of the Exchange Act.
                  --------------------------------------------------

         The following table sets forth the names, ages and offices of the Company's executive officers and directors:

Name                            Age             Office
John M. Gott                    52              President, CEO, CFO and Director
Michael L. Maples               54              Director
Robert H. Luke, Ph.D.           61              Director

         John M. Gott, our President, Chief Executive Officer, Chief Financial Officer and Director, founded SLS in July 2000 in connection with the merger between SLS and its predecessor. He was also founder and Chief Executive Officer of Sound and Lighting Specialists, Inc., the predecessor of SLS International, Inc., which was founded in October 1994. The predecessor engaged in the sale and installation of sound and lighting systems. Mr. Gott acted as its President and CEO since inception. In that capacity he spearheaded its growth with respect to the sale and installation of sound and lighting systems across the world, including in Carnegie Hall and Disney World in Tokyo. He was our primary salesman through August 2001, when we hired another salesman. Mr. Gott has also been instrumental in the conceptual design and marketing of most of our products.

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

Item 10.          Executive Compensation.
                  -----------------------

         The following summarizes the principal compensation received by our executive officers for the fiscal years indicated:

Name &                                                                Other Annual
Principal Position          Year          Salary                Bonus           Compensation(a)
------------------          ----          ------                -----           ---------------
John M. Gott               2002           $50,440                  0               $3898
President                  2001           $50,440                  0               $2,614

Richard L. Norton(b)       2002           $35,384                  0               $2487
Vice President             2001           $40,000                  0               $6,547

---------------
(a) All amounts are payments of medical insurance.
(b) Resigned on November 18, 2002.

         Each executive officer also serves as a director but receives no compensation for acting as a director. We intend to pay future outside directors who are not officers reasonable and customary fees for their services as directors and for attendance, in person or by telephone, at each meeting of the Board of Directors. We presently have no audit, compensation or nominating committee.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------
                  and Related Stockholder Matters.
                  --------------------------------

         The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of the outstanding shares of our common stock, by directors who own common stock and all officers and directors as a group:

Name & Address                         Shares                      Percent**
--------------                         ------                      --------
John M. Gott                        10,580,736***                   49.3%
1020 S. Pickwick
Springfield, MO 65804

Robert H. Luke                           6,500                         *
818 N. Forest
Springfield, MO 65802

Michael L. Maples                            0                         0%
12608 Howe Drive
Leawood, KS  66209

Richard L. Norton                    3,420,544                      15.9%
818 N. Forest
Springfield, MO 65802

Officers and Directors
as a Group (3 persons)              10,587,236                     49.3%

All such shares are owned directly by the named stockholders.

*Less than one percent

**Based upon a total of 21,453,528 shares outstanding on December 31, 2002; 1,222,000 shares were owed to buyers on such date, but had not been issued and are not included in this total. ***Includes an option to purchase 3,420,544 shares owned by Richard L. Norton for $.05 per share, or if lower, 50% of the 5-day average trading price if the trading price is less than $.05 per share.

EQUITY COMPENSATION PLANS

On December 31, 2002, we had the following securities issued and available for future issuance under equity compensation plans:

------------------------------- -------------------------- ---------------------------- ------------------------------
                                           (a)                   (b)                           (c)
                                Number of securities to     Weighted-average exercise    Number of securities
                                be issued upon exercise     price of outstanding         remaining available for
                                of outstanding options,     options, warrants and        future issuance under equity
                                warrants and rights         rights                       compensation plans
                                                                                         (excluding securities
                                                                                         reflected in column (a))
------------------------------- -------------------------- ---------------------------- ------------------------------
Equity compensation plans       500,000 shares of common   $0.30 per share              1,500,000 shares of common
approved by security holders    stock                                                   stock
------------------------------- -------------------------- ---------------------------- ------------------------------
Equity compensation plans not   100,000 shares of          $2.50 per share              0
approved by security holders    preferred stock*
------------------------------- -------------------------- ---------------------------- ------------------------------
Total                           500,000 shares of common   $0.30 per share of common    1,500,000 shares of common
                                stock and 100,000 shares   stock and $2.50 per share    stock
                                of preferred stock         of preferred stock
------------------------------- -------------------------- ---------------------------- ------------------------------

*Represents options to purchase 100,000 shares of Class A preferred stock at an exercise price of $2.50 per share (each such share of preferred stock converts into 10 shares of common stock). These options were issued pursuant to an agreement dated April 18, 2002 with Sam F. Hamra for consulting services.

Item 12.          Certain Relationships and Related Transactions.
                  -----------------------------------------------

         During 1999, certain receivables totaling $80,000 due to SLS from Messrs. Gott and Norton were paid by them through an assignment of certain equipment rental fees. The assigned fees had been due them individually for equipment owned by them and leased to non-affiliated third parties. SLS also received a commission from Messrs. Gott and Norton for handling the rentals and income over a period of three years on their behalf. As of December 31, 2002, we owed $23,193 to Mr. Gott and $0 to Mr. Norton.

                                     PART IV

Item 13.          Exhibits, Financial Statement Schedules, and Reports on
                  -------------------------------------------------------
                  Form 8-K.
                  ---------

         Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits under Item 8.

         Reports on Form 8-K. We filed the following Reports on Form 8-K during the fourth quarter of our 2002 fiscal year and to date in the following quarter.

         Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

Number                     Exhibit                                                      Where Located
------------- --------------------------------------------------------------------- ----------------------------------
2.1           Plan of reorganization                                                Exhibit 2 to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
3.1           Articles of Incorporation                                             Exhibit 3(i) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
3.2           Amendment and Restatement of Certificate of Incorporation             Exhibit 3(ii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
3.3           By-Laws                                                               Exhibit 3(iii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
4.1           Specimen Certificate of Common Stock                                  Exhibit 4(i) to Amendment No. 1
                                                                                    to Registration Statement on
                                                                                    Form SB-2 filed December 1, 2000
------------- --------------------------------------------------------------------- ----------------------------------
4.2           Form of A Warrant                                                     Exhibit 4(ii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
4.3           Form of B Warrant                                                     Exhibit 4(iii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
10.1          Lease among Scenic Properties, Sound and Lighting Specialists,        Filed herewith
              Inc., John Gott and Richard Norton, dated September 1, 2002
------------- --------------------------------------------------------------------- ----------------------------------
10.2          Agreement dated February 24, 2000 between Igor Levitsky and Sound     Exhibit 10(i) to Amendment No. 1
              and Lighting Specialists, Inc.                                        to Registration Statement on
                                                                                    Form SB-2 filed December 1, 2000
------------- --------------------------------------------------------------------- ----------------------------------
10.3          Promissory Note to Igor Levitsky                                      Exhibit 10(ii) to Amendment
                                                                                    No. 1 to Registration Statement
                         on Form SB-2 filed December 1,
                                                                                    2000
------------- --------------------------------------------------------------------- ----------------------------------
10.4          Assignment of Technology Rights by Igor Levitsky dated November 9,    Exhibit 10(iii) to Amendment
              2000                                                                  No. 1 to Registration Statement
                                                                                    on Form SB-2 filed December 1,
                                                                                    2000
------------- --------------------------------------------------------------------- ----------------------------------
10.5          Form of Distribution Agreement                                        Exhibit 10(iv) to Amendment
                                                                                    No. 2 to Registration Statement
                         on Form SB-2 filed January 16,
                                                                                    2001
------------- --------------------------------------------------------------------- ----------------------------------
10.6          2000 Stock Purchase and Option Plan*                                  Exhibit 99(i) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
10.7          Form of Option*                                                       Exhibit 99(ii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------


------------- --------------------------------------------------------------------- ----------------------------------
10.8          Letter Agreement, dated January 5, 2002 between SLS International,    Exhibit 10.1 to Amendment No. 1
              Inc. and Internet PR Group Inc.                                       to Form 10-QSB for quarter ended
                                                                                    March 31, 2002, filed May 21,
                                                                                    2003
------------- --------------------------------------------------------------------- ----------------------------------
10.9          Share Purchase Agreement, dated January 22, 2002 between SLS          Exhibit 10.2 to Amendment No. 1
              International, Inc. and Herbie Herbert                                to Form 10-QSB for quarter ended
                                                                                    March 31, 2002, filed May 21,
                                                                                    2003
------------- --------------------------------------------------------------------- ----------------------------------
10.10         Share Purchase Agreement, dated January 22, 2002 between SLS          Exhibit 10.3 to Amendment No. 1
              International, Inc. and Thomas Panos                                  to Form 10-QSB for quarter ended
                                                                                    March 31, 2002, filed May 21,
                                                                                    2003
------------- --------------------------------------------------------------------- ----------------------------------
10.11         Share Purchase Agreement, dated August 8, 2001 between SLS            Exhibit 10.4 to Amendment No. 1
              International, Inc. and Les Garland                                   to Form 10-QSB for quarter ended
                                                                                    March 31, 2002, filed May 21,
                                                                                    2003
------------- --------------------------------------------------------------------- ----------------------------------
10.12         Consulting Agreement, dated April 9, 2002, between SLS                Exhibit 10.1 to Amendment No. 1
              International, Inc. and The Equitable Group, LLC                      to Form 10-QSB for quarter ended
                                                                                    June 30, 2002, filed May 21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.13         Letter Agreement, dated April 2, 2002, between SLS International,     Exhibit 10.1 to Amendment No. 1
              Inc. and Muir Crane & Co.                                             to Form 10-QSB for quarter ended
                                                                                    June 30, 2002, filed May 21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.14         Letter Agreement, dated April 18, 2002, between SLS International,    Exhibit 10.1 to Amendment No. 1
              Inc. and Sam F. Hamra                                                 to Form 10-QSB for quarter ended
                                                                                    June 30, 2002, filed May 21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.15         Consulting Services Agreement, dated June 19, 2002, between SLS       Exhibit 10.1 to Amendment No. 1
              International, Inc. and Liquid Solutions Corp.                        to Form 10-QSB for quarter ended
                                                                                    June 30, 2002, filed May 21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.16         Letter Agreement, dated July 17, 2002, between SLS International,     Exhibit 10.1 to Amendment No. 1
              Inc. and Alfred V. Greco PLLC regarding settlement of Alfred V.       to Form 10-QSB for quarter ended
              Greco v. SLS International, Inc.                                      September 30, 2002, filed May
                                                                                    21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.17         Letter Agreement, dated July 17, 2002, between SLS International,     Exhibit 10.2 to Amendment No. 1
              Inc. and Alfred V. Greco PLLC regarding services to be provided by    to Form 10-QSB for quarter ended
              Alfred V. Greco PLLC                                                  September 30, 2002, filed May
                                                                                    21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.18         Consulting Agreement, dated August 15, 2002, between SLS              Exhibit 10.3 to Amendment No. 1
              International, Inc. and Atlantic Services Ltd.                        to Form 10-QSB for quarter ended
                                                                                    September 30, 2002, filed May
                                                                                    21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.19         Consulting Agreement, dated September 10, 2002, between SLS           Exhibit 10.4 to Amendment No. 1
              International, Inc. and Art Malone Jr.                                to Form 10-QSB for quarter ended
                                                                                    September 30, 2002, filed May
                                                                                    21, 2003
------------- --------------------------------------------------------------------- ----------------------------------


------------- --------------------------------------------------------------------- ----------------------------------
10.20         Settlement Agreement and General Release dated April 1, 2003          Filed herewith
              between McQuerterGroup and SLS International, Inc.
------------- --------------------------------------------------------------------- ----------------------------------
10.21         Letter Agreement dated October 25, 2002 between SLS International,    Filed herewith
              Inc. and Patrick J. Armstrong
------------- --------------------------------------------------------------------- ----------------------------------
10.22         Letter Agreement dated October 25, 2002 between SLS International,    Filed herewith
              Inc. and Larry R. Stessel
------------- --------------------------------------------------------------------- ----------------------------------
10.23         Consulting Agreement, dated November 18, 2002 between SLS             Filed herewith
              International, Inc. and Atlantic Services Ltd.
------------- --------------------------------------------------------------------- ----------------------------------
10.24         Investor Relations and Financial Public Relations Consulting          Filed herewith
              Agreement, dated December 15, 2002 between SLS International, Inc.
              and Worldwide Financial Marketing, Inc.
------------- --------------------------------------------------------------------- ----------------------------------
21            List of Subsidiaries of SLS International, Inc.                       Filed herewith
------------- --------------------------------------------------------------------- ----------------------------------
23            Consent of Independent Certified Public Accountants                   Filed herewith
------------- --------------------------------------------------------------------- ----------------------------------
99.1          Form of Escrow Agreement with Metropolitan National Bank              Exhibit 99(iii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
99.2          Consent Order of Missouri Securities Division and SLS                 Exhibit 99(iv) to Post-Effective
              International, Inc.                                                   Amendment No. 1 filed May 30,
                                                                                    2001
------------- --------------------------------------------------------------------- ----------------------------------
99.3          Promotional Shares Lock-In Agreement                                  Exhibit 99(v) to Post-Effective
                                                                                    Amendment No. 1 filed May 30,
                                                                                    2001
------------- --------------------------------------------------------------------- ----------------------------------
99.4          Chief Executive Officer and Chief Financial Officer Certification     Filed herewith
              of Periodic Report
------------- --------------------------------------------------------------------- ----------------------------------


Item 14.          Controls and Procedures.
                  ------------------------

         Our independent auditors recently completed their audit of our financial statements for the year ended December 31, 2002. As a result of such audit, we have been required to make restatements and reclassifications of our unaudited financial statements filed for the quarters ended March 31, June 30 and September 30, 2002. Such restatements and reclassifications call into question the effectiveness of our disclosure controls and procedures. We are currently considering enhancements to our controls and procedures, particularly with respect to the preparation of our quarterly unaudited financial statements.

         As of May 1, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2002 for purposes of preparation of this Annual Report on Form 10-KSB. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002, although as stated above, enhancements are under consideration.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SLS INTERNATIONAL, INC.

                                                By  /s/ J. Gott
                                                  ---------------------
                                                    J. Gott
                                                    (President)
Date: May 21, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 21, 2003.

   Signature                                    Title
   ---------                                    -----

/s/ J. Gott                            President, Chief Executive Officer, Chief
-----------------------                Financial Officer and Director
                                       (Principal Executive Officer)

/s/ R. Luke, Ph.D.                     Director
-----------------------

/s/ M. Maples                          Director
-----------------------

/s/ J. Gott                            Chief Financial Officer
---------------------                  (Principal Financial Officer)
(J. Gott)

                                 CERTIFICATIONS

I, John Gott, certify that:

1. I have reviewed this annual report on Form 10-KSB of SLS International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John Gott
--------------------
John Gott, Chief Executive Officer and Chief Financial Officer
May 21, 2003

SLS INTERNATIONAL, INC. DECEMBER 31, 2002

Independent Auditor's Report...............................................F-2
Balance Sheet..............................................................F-3
Statement of Operations....................................................F-4
Statement of Shareholders' Deficit.........................................F-5
Statement of Cash Flows....................................................F-6
Notes to Financial Statements..............................................F-7

               Report of Independent Certified Public Accountants


Stockholders and Directors
SLS International, Inc.

We have audited the accompanying balance sheet of SLS International, Inc. as of December 31, 2002 and 2001 and the related statements of operations, shareholders' deficit, and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLS International, Inc. as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years ended December 31, 2002 in conformity with generally accepted accounting principles in the United States.

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



Weaver & Martin, LLC
Kansas City, Missouri
April 23, 2003

SLS International, Inc.
Balance Sheet

                                                                           December 31,
                                                                   ---------------------------
                                                                       2002            2001
                                                                   -----------     -----------
Assets
Current assets:
      Cash                                                         $     4,240     $    48,390
      Accounts receivable, net of allowance of $132,396 and $0
        for December 31, 2002 and 2001                                 165,024          69,185
      Inventory                                                        261,573         250,998
      Prepaid expenses and other current assets                          6,936           2,081
                                                                   -----------     -----------
                   Total current assets                                437,773         370,654
                                                                   -----------     -----------

Fixed assets:
      Vehicles                                                          31,026          47,376
      Equipment                                                         55,083          50,731
      Leasehold improvements                                             3,376           3,376
                                                                   -----------     -----------
                                                                        89,485         101,483
Less accumulated depreciation                                           63,261          64,594
                                                                   -----------     -----------
                   Net fixed assets                                     26,224          36,889
                                                                   -----------     -----------
                                                                   $   463,997     $   407,543
                                                                   ===========     ===========

Liabilities and Shareholders' Deficit
Current liabilities:
      Current maturities of long-term debt                         $   412,633     $   357,633
      Current maturities of notes payable                                2,087          14,007
      Accounts payable                                                 417,449         196,833
      Due to shareholders                                               23,193          31,886
      Accrued liabilities                                              170,897          67,029
                                                                   -----------     -----------
                   Total current liabilities                         1,026,259         667,388
                                                                   -----------     -----------
Notes payable, less current maturities                                      --           2,321
                                                                   -----------     -----------

Commitments and contingencies:
Shareholders' deficit:
      Preferred stock not issued but owed to buyers, $.001 par,
         2,000,000 shares authorized; 315,000 shares and
         102,000 shares at December 31, 2002 and 2001                      315             102
      Discount on preferred stock                                     (233,294)       (166,694)
      Contributed capital - preferred                                1,852,183         446,298
      Common stock, $.001 par; 75,000,000 shares authorized;
        21,453,528 shares and 19,019,528 shares issued at
        December 31, 2002 and 2001                                      21,454          19,020
      Common stock not issued but owed to buyers; 1,222,000
        shares and 40,000 shares at December 31, 2002 and 2001           1,222              40
      Contributed capital - common                                   3,386,624       1,710,425
      Unamortized cost of stock issued for services                   (524,984)             --
      Retained deficit                                              (5,065,782)     (2,271,357)
                                                                   -----------     -----------
                   Total shareholders' deficit                        (562,262)       (262,166)
                                                                   -----------     -----------
                                                                   $   463,997     $   407,543
                                                                   ===========     ===========


The accompanying notes are an integral part of these financial statements.

SLS International, Inc.
Statement Of Operations

                                                         Year Ended December 31,
                                              ----------------------------------------------
                                                  2002             2001             2000
                                              ------------     ------------     ------------
Revenue                                       $    790,582     $    353,797     $    163,350

Cost of sales                                      537,243          286,924          106,535
                                              ------------     ------------     ------------

Gross profit                                       253,339           66,873           56,815

General and administrative expenses              2,468,565        1,068,335          813,571
                                              ------------     ------------     ------------

Loss  from  operations                          (2,215,226)      (1,001,462)        (756,756)

Other income (expense):
      Interest expense                             (33,306)         (46,011)         (27,126)
      Interest and miscellaneous, net                6,207            7,299            2,172
                                              ------------     ------------     ------------

                                                   (27,099)         (38,712)         (24,954)
                                              ------------     ------------     ------------

Loss before income tax                          (2,242,325)      (1,040,174)        (781,710)

Income tax provision                                    --               --               --
                                              ------------     ------------     ------------

Net loss                                        (2,242,325)      (1,040,174)        (781,710)
                                              ------------     ------------     ------------

Deemed dividend associated with beneficial
   conversion of preferred stock                  (552,100)         (24,706)              --
                                              ------------     ------------     ------------

Net loss availiable to common shareholders    $ (2,794,425)    $ (1,064,880)    $   (781,710)
                                              ============     ============     ============

Basic and diluted earnings per share          $      (0.14)    $      (0.06)    $      (0.06)
                                              ============     ============     ============

Weighted average shares outstanding             20,446,711       17,406,111       14,194,405
                                              ============     ============     ============


The accompanying notes are an integral part of these financial statements.

SLS International, Inc.
Statement Of Shareholders' Deficit

                                                                   Preferred stock                           Common stock
                                              ------------------------------------------------------   -------------------------
                                                                         Discount on    Contributed
                                                 Shares       Amount      Preferred       Capital       Shares          Amount
                                              -----------    --------    -----------    -----------   -----------    -----------
Balance, January 1, 2000                               --    $     --    $        --    $        --    14,368,653    $    14,369

Net loss for the year                                  --          --             --             --            --             --

Cancellation of treasury stock                         --          --             --             --      (960,000)          (960)

Sales of common stock                                  --          --             --             --       524,800            525

Conversion of notes payable                            --          --             --             --       233,075            233

Common stock issued for services                       --          --             --             --       105,000            105
                                              -----------    --------    -----------    -----------   -----------    -----------

Balance, December 31, 2000                             --          --             --             --    14,271,528         14,272
                                              ===========    ========    ===========    ===========   ===========    ===========

Net loss for the year                                  --          --             --             --            --             --

Sales of preferred stock                          102,000         102             --        254,898            --             --

Discount on preferred stock associated
    with beneficial conversion feature                 --          --       (191,400)       191,400            --             --

Amortization of discount on preferred stock            --          --         24,706             --            --             --

Sales of common stock                                  --          --             --             --     4,000,000          4,000
     less expense of sale                              --          --             --             --            --             --

Sales of common stock -
     warrants exercised                                --          --             --             --       788,000            748
                                              -----------    --------    -----------    -----------   -----------    -----------

Balance, December 31, 2001                        102,000         102       (166,694)       446,298    19,059,528         19,020
                                              ===========    ========    ===========    ===========   ===========    ===========

Net loss for the year                                  --          --             --             --            --             --

Sales of preferred stock                          315,000         315             --        787,185            --             --

Discount on preferred stock associated
    with beneficial conversion feature                 --          --       (618,700)       618,700            --             --

Amortization of discount on preferred stock            --          --        552,100             --            --             --

Stock issued from prior period sales                   --          --             --             --            --             40

Conversion of preferred stock to common          (102,000)       (102)            --             --     1,020,000             --

Sales of common stock                                  --          --             --             --       300,000            100

Common stock issued for services                       --          --             --             --     2,195,000          2,195

Options issued for services                            --          --             --             --            --             --

Services paid for on behalf of company                 --          --             --             --            --             --

Amortization of cost of common stock
   issued for services                                 --          --             --             --            --             --

Sales of common stock -
     warrants exercised                                --          --             --             --       101,000             99
                                              -----------    --------    -----------    -----------   -----------    -----------

Balance, December 31, 2002                        315,000    $    315    $  (233,294)   $ 1,852,183    22,675,528    $    21,454
                                              ===========    ========    ===========    ===========   ===========    ===========
[RESTUBBED]
                                                    Common stock
                                             --------------------------   Unamortized cost
                                               Amount       Contributed   of stock issued   Retained      Treasury
                                              Unissued        Capital      for services     Deficit        Stock        Total
                                             -----------    -----------    -----------    -----------    ----------   -----------
Balance, January 1, 2000                     $        --    $   338,131    $        --    $  (424,767)   $  (60,000)  $  (132,267)

Net loss for the year                                 --             --             --       (781,710)           --      (781,710)

Cancellation of treasury stock                        --        (59,040)            --             --        60,000            --

Sales of common stock                                 --         74,475             --             --            --        75,000

Conversion of notes payable                           --         33,067             --             --            --        33,300

Common stock issued for services                      --         14,895             --             --            --        15,000
                                             -----------    -----------    -----------    -----------    ----------   -----------

Balance, December 31, 2000                            --        401,528             --     (1,206,477)           --      (790,677)
                                             ===========    ===========    ===========    ===========    ==========   ===========

Net loss for the year                                 --             --             --     (1,040,174)           --    (1,040,174)

Sales of preferred stock                              --             --             --             --            --       255,000

Discount on preferred stock associated
    with beneficial conversion feature                --             --             --             --            --            --

Amortization of discount on preferred stock           --             --             --        (24,706)           --            --

Sales of common stock                                 --        996,000             --             --            --     1,000,000
     less expense of sale                             --        (80,315)            --             --            --       (80,315)

Sales of common stock -
     warrants exercised                               40        393,212             --             --            --       394,000
                                             -----------    -----------    -----------    -----------    ----------   -----------

Balance, December 31, 2001                            40      1,710,425             --     (2,271,357)           --      (262,166)
                                             ===========    ===========    ===========    ===========    ==========   ===========

Net loss for the year                                 --             --             --     (2,242,325)           --    (2,242,325)

Sales of preferred stock                              --             --             --             --            --       787,500

Discount on preferred stock associated
    with beneficial conversion feature                --             --             --             --            --            --

Amortization of discount on preferred stock           --             --             --       (552,100)           --            --

Stock issued from prior period sales                 (40)            --             --             --            --            --

Conversion of preferred stock to common            1,020           (918)            --             --            --            --

Sales of common stock                                200         29,700             --             --            --        30,000

Common stock issued for services                      --      1,071,755     (1,073,950)            --            --            --

Options issued for services                           --        426,164       (426,164)            --            --            --

Services paid for on behalf of company                --         99,099        (99,099)            --            --            --

Amortization of cost of common stock
   issued for services                                --             --      1,074,229             --            --     1,074,229

Sales of common stock -
     warrants exercised                                2         50,399             --             --            --        50,500
                                             -----------    -----------    -----------    -----------    ----------   -----------

Balance, December 31, 2002                   $     1,222    $ 3,386,624    $  (524,984)   $(5,065,782)   $       --   $  (562,262)
                                             ===========    ===========    ===========    ===========    ==========   ===========



The accompanying notes are an integral part of these financial statements.

SLS International, Inc.
Statement Of Cash Flows

                                                                      Year Ended December 31,
                                                              -----------------------------------------
                                                                  2002           2001           2000
                                                              -----------    -----------    -----------
Operating activities:
      Net loss                                                $(2,242,325)   $(1,040,174)   $  (781,710)
      Adjustments to reconcile net income to cash flows
        from operating activities:
          Depreciation                                             15,018         15,838         15,947
          Amortization of cost of stock issued for services     1,074,229             --             --
          Gain from sale of fixed asset                            (5,900)            --             --
      Change in assets and liabilities-
          Accounts receiveable                                    (95,839)       (53,237)        34,419
          Due from shareholder                                         --             --          3,681
          Inventory                                               (10,575)        17,564       (191,093)
          Refundable income tax                                        --             --         14,797
          Prepaid expenses and other current assets                (4,855)        80,329        (61,890)
          Accounts payable                                        220,616       (111,279)       111,056
          Due to shareholders                                      (8,693)         4,639         12,967
          Deferred revenue                                             --        (70,270)        70,270
          Accrued liabilities                                     103,868         33,981        (37,256)
                                                              -----------    -----------    -----------

          Cash used in operating activities                      (954,456)    (1,122,609)      (808,812)
                                                              -----------    -----------    -----------

Investing activities:
      Proceeds from sale of fixed assets                            5,900             --             --
      Additions to fixed assets                                    (4,353)       (14,324)       (13,160)
                                                              -----------    -----------    -----------

          Cash provided by (used in) investing activities           1,547        (14,324)       (13,160)
                                                              -----------    -----------    -----------

Financing activities:
      Sale of stock, net of expenses                              868,000      1,568,685         75,000
      Borrowing of notes payable                                   55,000        135,000        666,267
      Repayments of notes payable                                 (14,241)      (536,020)       (19,284)
                                                              -----------    -----------    -----------

          Cash provided by used in financing activities           908,759      1,167,665        721,983
                                                              -----------    -----------    -----------

Increase (decrease) in cash                                       (44,150)        30,732        (99,989)
Cash, beginning of year                                            48,390         17,658        117,647
                                                              -----------    -----------    -----------

Cash, end of year                                             $     4,240    $    48,390    $    17,658
                                                              ===========    ===========    ===========

Supplemental cash flow information:
      Interest paid                                           $     6,766    $    14,574    $     7,471
      Income taxes paid (refunded)                                     --             --             --

Noncash investing activities:
      Stock and options issued for services                   $ 1,599,213    $        --    $    15,000
      Conversion of notes payable                                  50,000             --         33,300


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

         Inventories:
             Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of finished goods, raw materials and parts. Included in inventory is $23,478 of finished goods consigned to sales representatives and dealers.

         Fixed Assets:
             Fixed assets are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. The lives used for items within each property classification range from 5 to 10 years.

             Maintenance and repairs are charged to expense as incurred.

             Depreciation expense was $15,018, $15,838, and $15,947 in the years ended December 31, 2002, 2001, and 2000.

         Concentration of Credit Risk:
             The Company's revenues are derived principally from uncollateralized sales to customers in the same industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. There has not been any significant credit losses on such sales.

         Research and Development:
              Research and development costs relating to both present and future products are expensed when incurred and included in operating expenses. Research and development costs were $22,095 and $17,569 for the years ended December 31, 2002 and 2001.

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

         Accounts receivable:
             Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. No allowance for doubtful accounts is recognized at the time the revenue, which generates the accounts receivable, is recognized. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

         Cash Equivalents:
             The Company's cash equivalents consist principally of any financial instruments with maturities of generally three months or less and cash investments. The investment policy limits the amount of credit exposure to any one financial institution.

         Long-Lived Assets:
             Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company determined that as of December 31, 2002, there had been no impairment in the carrying value of long-lived assets.

         Financial Instruments:
             The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based upon borrowing rates currently available to the Company with similar terms, the carrying value of notes payable and long-term debt approximates fair value.

SLS International, Inc.
Notes to Financial Statements.


         Net Loss Per Share:
             The Company computes loss per share in accordance with SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted loss per share computation.

             The Company's potentially issuable shares of common stock pursuant to outstanding stock options and convertible preferred stock are excluded from the Company's diluted computation, as their effect would be anti-dilutive.

         Recent Accounting Pronouncements:
             In November 2002, the Financial Accountings Standards Board (FASB) issued FASB Interpretation No.45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provision for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a Guarantor's year end. The adoption of FIN 45 by the Company during the quarter ended March 31, 2003 will not have a material impact on its current financial position and results of operations.

             In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FAS No. 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No. 148 also requires that entities that continue to account for stock-based compensation awards using the intrinsic value method of APB No. 25 provide more prominent disclosures than currently required by SFAS 123, including disclosures in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company will continue to account for employee stock-based compensation under APB No. 25 and related interpretations. The Company will adopt the annual disclosure requirements in its financial statements for the year ended December 31, 2003, and the interim disclosure requirements beginning in its financial statements for the quarter ended March 31, 2003.

         Stock-Based Compensation:
             The Company accounts for its stock and options issued for services by non-employees based on the market value of the stock at the date of the agreement and the market value of the options as determined by the Black-Scholes pricing model. The cost is amortized to expense over the life of the agreement to provide services. The

SLS International, Inc.
Notes to Financial Statements.


             Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation'. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and when required provide the pro forma disclosure provisions of SFAS No. 123.

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

2.  Going Concern Matters
         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2002, 2001 and 2000, the Company incurred losses of $2,135,219, $1,040,174, and $781,710 respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily with proceeds from capital contributed by shareholders and to explore other financing options in the investment community. At December 31, 2002, no formal agreements had been entered into although management is negotiating licensing agreements with entities whom have their own distributors that, if consummated, would generate operating revenues from the commercial sale of its loudspeakers directly to consumers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

SLS International, Inc.
Notes to Financial Statements.


3.  Long Term Debt
         Long term debt consists of the following at December 31, 2002 and 2001:

                                                                   December 31,
                                                                2002           2001
                                                              --------       --------
         Note payable to individual, interest rate of
         10% uncollateralized, principal payable on
         demand. Interest paid monthly.                       $ 50,000       $     --

         Note payable to Individual, interest rate of
         7% uncollateralized, principal payable on
         demand. Interest paid monthly.                          5,000             --

         Notes payable to individuals, interest rate of
         7% uncollateralized, principal past due.
         Interest accrued.                                     357,633        357,633
                                                              ----------     --------
                                                               412,633        357,633
        Less current portion                                   412,633        357,633
                                                              --------       --------
        Long-term portion                                     $     --       $     --
                                                              ========       ========

         All long term debt is either due on demand or past due as of December 31, 2002. Interest expense accrued on long-term debt was $33,517 and $22,584 in the years ended December 31, 2002 and 2001.

4.  Commitments
         Rent expense for operating leases was approximately $56,400, $33,425 and $31,500 for the years ended December 31, 2002, 2001 and 2000. Future minimum lease commitments under non-cancelable leases for the year ended December 31, 2003 is $37,200.

5.  Income Taxes
         The Company does not have an income tax provision in 2002, 2001 and 2000. The Company has loss carryforwards of approximately $3,305,000 expiring from 2011 to 2016.

         Deferred tax is comprised of the following:

         Non-current asset:            2002           2001           2000
                                   -----------    -----------    -----------
         Net operating loss        $ 1,123,700    $   763,800    $   415,000
         Valuation allowance        (1,123,700)      (763,800)      (415,000)
                                   -----------    -----------    -----------
         Total deferred tax, net            --             --             --
                                   ===========    ===========    ===========

SLS International, Inc.
Notes to Financial Statements.


         A percent reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                               2002     2001     2000
                                              -----    -----    -----
         Statutory federal income tax rate    (34.0%)  (34.0%)  (34.0%)
         Non deductible expense                17.0%     2.0%      .3%
         Change in valuation allowance         17.0%    32.0%    33.7%
                                              -----    -----    -----
         Effective tax rate                     0.0%     0.0%     0.0%
                                              =====    =====    =====

6.  Related Party Transactions
         The Company rents equipment owned by a shareholder for a rental fee. In 2002, 2001 and 2000, the Company collected $1,740, $5,154 and $16,647 in rent for the shareholder. Company revenue from the rental totaled approximately $174, $515 and $1,850 for the years ended December 31, 2002, 2001 and 2000.

         On January 18, 2002, the Company borrowed $5,000 from a friend of the president of the Company. The note is a demand note and bears interest at 7%. Monthly interest payments totaling $322 have been paid in the year ended December 31, 2002. The note balance on December 31, 2002 was $5,000.

         On November 13, 2002, the Company borrowed $50,000 from a friend of the president of the Company. The note is a demand note and bears interest at 10%. Monthly interest payments totaling $444 have been paid in the year ended December 31, 2002. The note balance on December 31, 2002 was $50,000.

         On November 20, 2002 the Company sold a truck to an officer and shareholder for $5,900. The truck's cost was $16,351 and had been fully depreciated. The transaction is reflected in the December 31, 2002 financial statements as a gain from sale of assets of $5,900.

         Amounts owed by or to shareholders to the Company are charged or credited interest.

7.  Major Customers and Suppliers
         In 2002, the company received approximately 29% of its revenue from four customers. The company purchased approximately 21% of the cost of sales from three vendors.

         In 2001, the company received approximately 40% of its revenue from four customers. The company purchased approximately 25% of the cost of sales from three vendors.

         In 2000, the Company received approximately 25% of its revenue from three customers. The Company purchased approximately 50% of the cost of sales from four vendors.

SLS International, Inc.
Notes to Financial Statements.


8.  Stockholders' Equity
         In fiscal 2000, the Company sold 524,800 shares of common stock for $75,000. A stockholder exchanged a $33,300 demand note for 233,075 shares of common stock. The Company issued 105,000 shares of common stock in 2000 in exchange for $15,000 in services.

         On July 25, 2000 the Treasury stock was retired.

         On August 10, 2000, there was a forward split of shares on a 12,800 to 1 basis. The financial statements have retroactive adjustments for the forward stock split.

         In May, 2001, the Company sold 4,000,000 shares of common stock for $1,000,000 in a public offering. There were charges of $80,315 relating to the offering. These expenses have offset contributed capital. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expire on August 4, 2003 and are exercisable at a price of $0.50 per share. The Class B warrants have a term of 2 years and can be exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.

         In May through December, 2001, 788,000 Class A warrants were exercised for 788,000 shares of common stock for a total of $394,000. 3,212,000 Class A warrants are outstanding as of December 31, 2001. No Class B warrants have been exercised as of December 31, 2001.

         In 2002, 101,000 Class A warrants were exercised for 101,000 shares of common stock for a total of $50,500. As of December 31, 2002, 2,000 shares had not been issued. 3,111,000 Class A warrants are outstanding as of December 31, 2002. No Class B warrants have been exercised as of December 31, 2002.

         In fiscal 2001, the Company sold 102,000 shares of preferred stock for $255,000. As of December 31, 2002, the preferred stock certificates had not been issued and are therefore stated in these financial statements as preferred stock not issued but owed to buyers. This preferred stock contained a beneficial conversion feature. The feature requires the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $191,400 relating to the beneficial conversion feature was recorded which will be amortized over a one year period beginning with the date the shareholders purchased their shares.

         In fiscal 2002, the Company sold 315,000 shares of preferred stock for $787,500. As of December 31, 2002, the preferred stock certificates had not been issued and are therefore stated in these financial statements as preferred stock not issued but owed to buyers. This preferred stock contained a beneficial conversion feature. The feature requires the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $618,700 relating to the beneficial conversion feature was recorded which will be amortized over a one year period beginning with the date the shareholders purchased their shares.

SLS International, Inc.
Notes to Financial Statements.


         As of December 31, 2002 and 2001, $552,100 and $24,706 has been amortized to retained earnings. At December 31, 2001, the unamortized discount on preferred shares was $166,694. At December 31, 2002, the unamortized discount on preferred shares was $233,294.

         In the fourth quarter of 2002, 102,000 shares of preferred stock were converted to 1,020,000 shares of common stock. As of December 31, 2002, the shares had not been issued and are therefore reflected in these financial statements as common stock not issued but owed to buyers. The shares were subsequently issued in February of 2003.

         In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $109,612 for the year ended December 31, 2002. On December 31, 2002, there was $1,388 remaining in unamortized cost of stock issued for services on the balance sheet.

         In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. 100,000 of the common shares were issued on November 19, 2002. The remaining 200,000 shares have not been issued as of December 31, 2002 and are therefore reflected in the financial statements as common stock not issued but owed to buyers. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given is $207,000 and is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over a one year period. Consulting expense relating to these agreements was $198,210 for the year ended December 31, 2002. On December 31, 2002 there was $8,790 remaining in unamortized cost of stock issued for services on the balance sheet. A valuation allowance of $27,000 has been used to offset the resulting note receivable from the transaction and therefore $0 is reflected in the asset section of the balance sheet for the note receivables.

         In April of 2002, an agreement was signed with The Equitable Group, LLC for consulting services to be performed from March 26, 2002 to September 26, 2002. As compensation for consulting services, the

SLS International, Inc.
Notes to Financial Statements.


         Company agreed to issue 600,000 shares of common stock, of which 100,000 were nonrefundable, to the consultant. The Company issued 100,000 shares on April 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $51,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock given for services. On May 2, 2002, the Company terminated the agreement. Upon termination of the agreement all unamortized costs were amortized as consulting expense. Consulting expense relating to this agreement was $51,000 for the year ended December 31, 2002. On December 31, 2002 there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In April of 2002, an agreement was signed with Muir, Crane, & Co. for consulting services to be performed April 2, 2002 to April 2, 2003. As compensation for consulting services the Company agreed to pay a retainer of $4,000 per month and issue 200,000 shares of common stock. 100,000 shares were issued on April 9, 2002 and 100,000 shares were issued on July 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $95,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $95,000 for the year ended December 31, 2002. On December 31, 2002 there was $0 remaining in unamortized cost of stock issued for services.

         In April of 2002, an agreement was signed with Sam Hamra for consulting services to be performed April 18, 2002 to April 18, 2003. As compensation for consulting services the Company agreed to issue 70,000 shares of common stock. 70,000 shares of common stock were issued on April 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,200 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. As compensation, Mr. Hamra was also issued options to purchase 100,000 shares of preferred stock at a strike price of $2.50 per share. This preferred stock was convertible into 1,000,000 shares of common stock after a period of one year. The options expire when the preferred stock offering closes. The closing date has been extended to July 31, 2003. Using the Black-Scholes pricing model, the options were valued at $311,222 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $350,517 for the year ended December 31, 2002. On December 31, 2002 there was $0 remaining in unamortized cost of stock issued for services.

         In June of 2002, an agreement was signed with Liquid Solutions Corp. for consulting services to be performed June 10, 2002 to September 10, 2002. As compensation for consulting services the Company agreed to issue 500,000 shares of common stock. 500,000 shares of common stock were issued on June 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $155,000 and recorded

SLS International, Inc.
Notes to Financial Statements.


         as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense was amortized over the three months of the agreement. Consulting expense relating to this agreement was $155,000 for the year ended December 31, 2002. On December 31, 2002 there was $0 remaining in unamortized cost of stock issued for services.

         In August of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed August 15, 2002 to August 15, 2003. As compensation for consulting services the Company agreed to issue 125,000 shares of common stock. 125,000 shares of common stock were issued on August 15, 2002. Using the market value on the date the agreement was signed, the shares were valued at $43,750 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $16,625 for the year ended December 31, 2002. On December 31, 2002 there was $27,125 remaining in unamortized cost of stock issued for services.

         In September of 2002, an agreement was signed with Art Malone, Jr. for consulting services to be performed September 10, 2002 to March 10, 2003. As compensation for consulting services the Company agreed to issue 250,000 shares of common stock upon signing of the agreement and another 250,000 shares upon the consummation or signing of a celebrity brought directly or indirectly by Mr. Malone as an endorser. 250,000 shares of common stock were issued on September 17, 2002. As of December 31, 2002 no other shares have been issued in regards to this agreement. Using the market value on the date the agreement was signed, the shares were valued at $60,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $37,200 for the year ended December 31, 2002. On December 31, 2002 there was $22,800 remaining in unamortized cost of stock issued for services.

         In October of 2002, an agreement was signed with Patrick Armstrong of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $17,010 for the year ended December 31, 2002. On December 31, 2002 there was $79,461 remaining in unamortized cost of stock issued for services.

SLS International, Inc.
Notes to Financial Statements.


         In October of 2002, an agreement was signed with Larry Stessel of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $17,010 for the year ended December 31, 2002. On December 31, 2002 there was $79,461 remaining in unamortized cost of stock issued for services.

         In December of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed December 2, 2002 to June 2, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock and the president of the Company agreed to issue 300,000 options to purchase 300,000 shares of common stock owned by him personally. The options have a strike price of $.05 and expire 30 days after the current lock-up period ends on the president's shares. 300,000 shares of common stock were issued on December 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $114,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $99,099 and recorded as a credit to additional paid in capital - common stock and a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $21,807 for the year ended December 31, 2002. On December 31, 2002 there was $191,292 remaining in unamortized cost of stock issued for services.

         In December 2002, an agreement was signed with Worldwide Financial Marketing, Inc. for consulting services to be performed December 15, 2002 to December 15, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on December 13, 2002. Using the market value of the date the agreement was signed, the shares were valued at $120,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $5,333 for the year ended December 31, 2002. On December 31, 2002 there was $114,667 remaining in unamortized cost of stock issued for services.

SLS International, Inc.
Notes to Financial Statements.


 9. Notes Payable
         Notes payable consists of the following at December 31, 2002 and 2001:

                                                                  December 31,
                                                                2002      2001
                                                              -------   -------

         Equipment note, payments in monthly
         installments of $1,751 beginning May 1999,
         continuing for 35 months. The final payment
         is due April 2002 and will include all unpaid
         principal. Interest is prime plus 1.5%
         (currently 6.25%)                                    $    --   $ 8,507

         Vehicle note, payments in monthly
         installments of $518 beginning June 1999,
         ending April 2003.  Interest at 8.75%
                                                                2,087     7,821
                                                              -------   -------
                                                                2,087    16,328
         Less current portion                                   2,087    14,007
                                                              -------   -------
         Long-term portion                                    $    --   $ 2,321
                                                              =======   =======

         The aggregate principal amount of notes payable maturing in the year ended December 31, 2003 is $2,087.

10. Unamortized Cost of Stock Issued for Services
         As detailed in Note 8, the Company issued or agreed to issue 2,495,000 shares of common stock and granted 1,500,000 options for common stock as part of consulting agreements. The value of stock issued and options granted totaled $1,599,213 for the year ended December 31, 2002. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance will be amortized into consulting expense over the lives of the various consulting agreements. For the year ended December 31, 2002, $1,074,229 was amortized into consulting expense. Unamortized cost of stock issued for Services was $524,984 as of December 31, 2002, all of which will be amortized into consulting expense in the year ended December 31, 2003.

11. Stock Option Plan
         On July 1, 2000, the Board of Directors approved a stock option plan. The plan covers all eligible employees and is an incentive stock option plan. The number of shares that can be issued under the plan total 2,000,000. There were no options issued in 2000 or 2001. In 2002, the Company granted 1,500,000 options for services as part of consulting agreements detailed in Note 8. The Company accounts for these grants

SLS International, Inc.
Notes to Financial Statements.


         under Accounting Principles Board Opinion No. 25 under which expense has been recognized for services. The following table summarizes the options granted:

              Dividend Yield                                                 0%
              Weighted Average Expected Stock Volatility                    29%
              Weighted Average Risk Free Interest Rate                    2.70%
              Expected Option Lives                        6 months to 10 years
              Value of Options Granted                                 $426,164


                   Options                          2002       2001       2000
                   -------                       ---------   --------   -------
         Outstanding at beginning of year               --   $     --   $    --

         Granted                                 1,500,000         --        --

         Exercised                                      --         --        --

         Expired                                        --         --        --
                                                 ---------   --------   -------


         Outstanding at end of year              1,500,000   $     --   $    --
                                                 =========   ========   =======

         The weighted average exercise price of the options is $0.27.

12. Subsequent Events
         In February of 2003, the Company signed a consulting agreement with Tom Puccio for a period of six months. On February 25, 2003, the Company issued 300,000 shares of common stock in fulfillment of this agreement. Using the market value on the date the agreement was signed, the shares were valued at $93,000.

         In February of 2003, 42,000 shares of preferred stock were converted into 420,000 shares of common stock.

         In February of 2003, 1,020,000 shares of common stock owed to buyers at December 31, 2002 were issued.

         In February and March of 2003, 32,940 shares of preferred stock have been sold for $82,350.

         On April 19, 2003, the board of directors approved and ratified all the consulting agreements detailed in Note 8.

                                 EXHIBIT INDEX
                                 -------------


Number                     Exhibit                                                      Where Located
------------- --------------------------------------------------------------------- ----------------------------------
2.1           Plan of reorganization                                                Exhibit 2 to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
3.1           Articles of Incorporation                                             Exhibit 3(i) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
3.2           Amendment and Restatement of Certificate of Incorporation             Exhibit 3(ii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
3.3           By-Laws                                                               Exhibit 3(iii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
4.1           Specimen Certificate of Common Stock                                  Exhibit 4(i) to Amendment No. 1
                                                                                    to Registration Statement on
                                                                                    Form SB-2 filed December 1, 2000
------------- --------------------------------------------------------------------- ----------------------------------
4.2           Form of A Warrant                                                     Exhibit 4(ii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
4.3           Form of B Warrant                                                     Exhibit 4(iii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
10.1          Lease among Scenic Properties, Sound and Lighting Specialists,        Filed herewith
              Inc., John Gott and Richard Norton, dated September 1, 2002
------------- --------------------------------------------------------------------- ----------------------------------
10.2          Agreement dated February 24, 2000 between Igor Levitsky and Sound     Exhibit 10(i) to Amendment No. 1
              and Lighting Specialists, Inc.                                        to Registration Statement on
                                                                                    Form SB-2 filed December 1, 2000
------------- --------------------------------------------------------------------- ----------------------------------
10.3          Promissory Note to Igor Levitsky                                      Exhibit 10(ii) to Amendment
                                                                                    No. 1 to Registration Statement
                         on Form SB-2 filed December 1,
                                                                                    2000
------------- --------------------------------------------------------------------- ----------------------------------
10.4          Assignment of Technology Rights by Igor Levitsky dated November 9,    Exhibit 10(iii) to Amendment
              2000                                                                  No. 1 to Registration Statement
                                                                                    on Form SB-2 filed December 1,
                                                                                    2000
------------- --------------------------------------------------------------------- ----------------------------------
10.5          Form of Distribution Agreement                                        Exhibit 10(iv) to Amendment
                                                                                    No. 2 to Registration Statement
                         on Form SB-2 filed January 16,
                                                                                    2001
------------- --------------------------------------------------------------------- ----------------------------------
10.6          2000 Stock Purchase and Option Plan*                                  Exhibit 99(i) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
10.7          Form of Option*                                                       Exhibit 99(ii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------


------------- --------------------------------------------------------------------- ----------------------------------
10.8          Letter Agreement, dated January 5, 2002 between SLS International,    Exhibit 10.1 to Amendment No. 1
              Inc. and Internet PR Group Inc.                                       to Form 10-QSB for quarter ended
                                                                                    March 31, 2002, filed May 21,
                                                                                    2003
------------- --------------------------------------------------------------------- ----------------------------------
10.9          Share Purchase Agreement, dated January 22, 2002 between SLS          Exhibit 10.2 to Amendment No. 1
              International, Inc. and Herbie Herbert                                to Form 10-QSB for quarter ended
                                                                                    March 31, 2002, filed May 21,
                                                                                    2003
------------- --------------------------------------------------------------------- ----------------------------------
10.10         Share Purchase Agreement, dated January 22, 2002 between SLS          Exhibit 10.3 to Amendment No. 1
              International, Inc. and Thomas Panos                                  to Form 10-QSB for quarter ended
                                                                                    March 31, 2002, filed May 21,
                                                                                    2003
------------- --------------------------------------------------------------------- ----------------------------------
10.11         Share Purchase Agreement, dated August 8, 2001 between SLS            Exhibit 10.4 to Amendment No. 1
              International, Inc. and Les Garland                                   to Form 10-QSB for quarter ended
                                                                                    March 31, 2002, filed May 21,
                                                                                    2003
------------- --------------------------------------------------------------------- ----------------------------------
10.12         Consulting Agreement, dated April 9, 2002, between SLS                Exhibit 10.1 to Amendment No. 1
              International, Inc. and The Equitable Group, LLC                      to Form 10-QSB for quarter ended
                                                                                    June 30, 2002, filed May 21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.13         Letter Agreement, dated April 2, 2002, between SLS International,     Exhibit 10.1 to Amendment No. 1
              Inc. and Muir Crane & Co.                                             to Form 10-QSB for quarter ended
                                                                                    June 30, 2002, filed May 21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.14         Letter Agreement, dated April 18, 2002, between SLS International,    Exhibit 10.1 to Amendment No. 1
              Inc. and Sam F. Hamra                                                 to Form 10-QSB for quarter ended
                                                                                    June 30, 2002, filed May 21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.15         Consulting Services Agreement, dated June 19, 2002, between SLS       Exhibit 10.1 to Amendment No. 1
              International, Inc. and Liquid Solutions Corp.                        to Form 10-QSB for quarter ended
                                                                                    June 30, 2002, filed May 21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.16         Letter Agreement, dated July 17, 2002, between SLS International,     Exhibit 10.1 to Amendment No. 1
              Inc. and Alfred V. Greco PLLC regarding settlement of Alfred V.       to Form 10-QSB for quarter ended
              Greco v. SLS International, Inc.                                      September 30, 2002, filed May
                                                                                    21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.17         Letter Agreement, dated July 17, 2002, between SLS International,     Exhibit 10.2 to Amendment No. 1
              Inc. and Alfred V. Greco PLLC regarding services to be provided by    to Form 10-QSB for quarter ended
              Alfred V. Greco PLLC                                                  September 30, 2002, filed May
                                                                                    21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.18         Consulting Agreement, dated August 15, 2002, between SLS              Exhibit 10.3 to Amendment No. 1
              International, Inc. and Atlantic Services Ltd.                        to Form 10-QSB for quarter ended
                                                                                    September 30, 2002, filed May
                                                                                    21, 2003
------------- --------------------------------------------------------------------- ----------------------------------
10.19         Consulting Agreement, dated September 10, 2002, between SLS           Exhibit 10.4 to Amendment No. 1
              International, Inc. and Art Malone Jr.                                to Form 10-QSB for quarter ended
                                                                                    September 30, 2002, filed May
                                                                                    21, 2003
------------- --------------------------------------------------------------------- ----------------------------------


------------- --------------------------------------------------------------------- ----------------------------------
10.20         Settlement Agreement and General Release dated April 1, 2003          Filed herewith
              between McQuerterGroup and SLS International, Inc.
------------- --------------------------------------------------------------------- ----------------------------------
10.21         Letter Agreement dated October 25, 2002 between SLS International,    Filed herewith
              Inc. and Patrick J. Armstrong
------------- --------------------------------------------------------------------- ----------------------------------
10.22         Letter Agreement dated October 25, 2002 between SLS International,    Filed herewith
              Inc. and Larry R. Stessel
------------- --------------------------------------------------------------------- ----------------------------------
10.23         Consulting Agreement, dated November 18, 2002 between SLS             Filed herewith
              International, Inc. and Atlantic Services Ltd.
------------- --------------------------------------------------------------------- ----------------------------------
10.24         Investor Relations and Financial Public Relations Consulting          Filed herewith
              Agreement, dated December 15, 2002 between SLS International, Inc.
              and Worldwide Financial Marketing, Inc.
------------- --------------------------------------------------------------------- ----------------------------------
21            List of Subsidiaries of SLS International, Inc.                       Filed herewith
------------- --------------------------------------------------------------------- ----------------------------------
23            Consent of Independent Certified Public Accountants                   Filed herewith
------------- --------------------------------------------------------------------- ----------------------------------
99.1          Form of Escrow Agreement with Metropolitan National Bank              Exhibit 99(iii) to Registration
                                                                                    Statement on Form SB-2 filed
                                                                                    August 15, 2000
------------- --------------------------------------------------------------------- ----------------------------------
99.2          Consent Order of Missouri Securities Division and SLS                 Exhibit 99(iv) to Post-Effective
              International, Inc.                                                   Amendment No. 1 filed May 30,
                                                                                    2001
------------- --------------------------------------------------------------------- ----------------------------------
99.3          Promotional Shares Lock-In Agreement                                  Exhibit 99(v) to Post-Effective
                                                                                    Amendment No. 1 filed May 30,
                                                                                    2001
------------- --------------------------------------------------------------------- ----------------------------------
99.4          Chief Executive Officer and Chief Financial Officer Certification     Filed herewith
              of Periodic Report
------------- --------------------------------------------------------------------- ----------------------------------