Form 10QSB
period 2003-03-31
SLS INTERNATIONAL INC
filed 2003-06-16
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the Quarterly Period Ended March 31, 2003
                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

             For the Transition Period from _________ to ___________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                                  52-2258371
----------------------------------------       ---------------------------------
       (State of Incorporation)                (IRS Employer Identification No.)

          3119 South Scenic
        Springfield, Missouri                               65807
----------------------------------------       ---------------------------------
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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A Yes [ ] No [ ]

         On June 5, 2003, 23,196,528 shares of SLS International, Inc. common stock were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [x]

                             SLS INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements

         Condensed Balance Sheet                                           1
         Condensed Statement of Operations                                 2
         Condensed Statement of Cash Flows                                 3
         Notes to Financial Statements                                     4

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     11

Item 3.  Controls and Procedures                                          14

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                         15

Item 6. Exhibits and Reports on Form 8-K                                  15

Signature                                                                 16

Certifications                                                            17

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
-------  --------------------

SLS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET

                                                                                          March 31,     December 31,
                                                                                            2003           2002
                                                                                        -----------     -----------
                                                                                        (unaudited)      (audited)
Assets
Current assets:
     Cash                                                                               $    52,020     $     4,240
     Accounts receivable, less allowance for doubtful accounts of
       of $132,396 for March 31, 2003 and December 31, 2002                                  26,196         165,024
     Inventory                                                                              324,502         261,573
     Prepaid expenses and other current assets                                                5,397           6,936
                                                                                        -----------     -----------

                Total current assets                                                        408,115         437,773
                                                                                        -----------     -----------

Fixed assets:
     Vehicles                                                                                31,026          31,026
     Equipment                                                                               55,083          55,083
     Leasehold improvements                                                                   3,376           3,376
                                                                                        -----------     -----------

                                                                                             89,485          89,485
Less accumulated depreciation                                                                65,965          63,261
                                                                                        -----------     -----------

                Net fixed assets                                                             23,520          26,224
                                                                                        -----------     -----------

                                                                                        $   431,635     $   463,997
                                                                                        ===========     ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities of long-term debt and notes payable                             $   414,150     $   414,720
     Accounts payable                                                                       486,468         417,449
     Due to shareholders                                                                     23,099          23,193
     Accrued liabilities                                                                    195,904         170,897
                                                                                        -----------     -----------

                Total current liabilities                                                 1,119,621       1,026,259
                                                                                        -----------     -----------

Commitments and contingencies:
Shareholders' deficit:
     Preferred stock not issued but owed to buyers, $.001 par,
        5,000,000 shares authorized; 281,940 and 315,000 shares
       at March 31, 2003 and December 31, 2002                                                  282             315
     Discount on preferred stock                                                           (108,486)       (233,294)
     Contributed capital - preferred                                                      1,942,970       1,852,183
     Common stock, $.001 par; 75,000,000 shares authorized;
       23,193,528 shares and 21,453,528 shares issued at
       March 31, 2003 and December 31, 2002                                                  23,194          21,454
     Common stock not issued but owed to buyers; 442,000 shares and
        '1,222,000 shares at March 31, 2003 and December 31, 2002                               442           1,222
     Contributed capital - common                                                         3,478,730       3,386,624
     Unamortized cost of stock issued for services                                         (371,613)       (524,984)
     Retained deficit                                                                    (5,653,506)     (5,065,782)
                                                                                        -----------     -----------

                Total shareholders' deficit                                                (687,986)       (562,262)
                                                                                        -----------     -----------

                                                                                        $   431,635     $   463,997
                                                                                        ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

SLS INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS

                                                               For The Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                 2003                2002
                                                             -----------        ------------
                                                                       (unaudited)
Revenue                                                      $   104,777        $    135,186

Cost of sales                                                     57,436              85,111
                                                             -----------        ------------

Gross profit                                                      47,341              50,075

General and administrative expenses                              502,149             498,497
                                                             -----------        ------------

Loss  from  operations                                          (454,808)           (448,422)

Other income (expense):
     Interest expense                                             (7,637)             (6,433)
     Interest and miscellaneous, net                               8,000                   7
                                                             -----------        ------------

                                                                     363              (6,426)
                                                             -----------        ------------

Loss before income tax                                          (454,445)           (454,848)

Income tax provision                                                  --                  --
                                                             -----------        ------------

Net loss                                                        (454,445)           (454,848)
                                                             -----------        ------------

Deemed dividend associated with beneficial conversion
   of preferred stock                                           (133,278)            (69,765)
                                                             -----------        ------------

Net loss availiable to common shareholders                   $   (587,723)      $   (524,613)
                                                             ===========        ============


Basic and diluted earnings per share                         $     (0.03)       $      (0.03)
                                                             ===========        ============

Weighted average shares outstanding                           23,095,528          20,892,278
                                                             ===========        ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

SLS INTERNATIONAL, INC.
CONDENSED STATEMENT OF CASH FLOWS

                                                                                          For The Three Months Ended
                                                                                                  March 31,
                                                                                         -----------------------------
                                                                                           2003                2002
                                                                                         ---------           ---------
                                                                                                  (unaudited)
Operating activities:
     Net loss                                                                            $(454,445)          $(454,848)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                                                       2,704               3,646
         Amortization of cost of stock issued for services                                 246,371              64,927
     Change in assets and liabilities-
         Accounts receivable, less allowance for doubtful accounts                         138,828               2,131
         Inventory                                                                         (62,929)             35,444
         Prepaid expenses and other current assets                                           1,539                 512
         Accounts payable                                                                   69,019              46,328
         Due to shareholders                                                                   (94)             (2,000)
         Accrued liabilities                                                                25,007              11,334
                                                                                         ---------           ---------

         Cash used in operating activities                                                 (34,000)           (292,526)
                                                                                         ---------           ---------

Financing activities:
     Sale of common stock                                                                   82,350             243,500
     Borrowing of notes payable                                                                  -               5,000
     Repayments of notes payable                                                              (570)             (4,364)
                                                                                         ---------           ---------

         Cash provided by financing activities                                              81,780             244,136
                                                                                         ---------           ---------

Increase (decrease) in cash                                                                 47,780             (48,390)
Cash, beginning of period                                                                    4,240              48,390
                                                                                         ---------           ---------

Cash, end of period                                                                      $  52,020           $      --
                                                                                         =========           =========

Supplemental cash flow information:
     Interest paid                                                                       $   1,295           $      --
     Income taxes paid (refunded)                                                               --                  --

Noncash investing activities:
     Stock issued and options granted for services                                       $  93,000           $ 318,000

              The accompanying notes are an integral part of these
                        condensed financial statements.

                             SLS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed financial statements at March 31, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2003 and results of operations and cash flows for the three months ended March 31, 2003. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
Going Concern
         The accompanying unaudited condensed financial statements at March 31, 2003 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the three months ended March 31, 2003 and the years ended December 31, 2002, 2001, 2000, and 1999. The Company's cash position may be inadequate to pay all of the costs associated with establishing a market for sales of its loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - NOTES PAYABLE
         The interest rate on the current notes range from 7% to 10% and all are past due or demand notes.

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

         From January 1, 2003 to March 31, 2003, no Class A warrants were exercised. As of March 31, 2003, 2,000 shares of common stock purchased through the exercise of the A warrants in the year ended December 31, 2002 had not been issued and therefore are shown on the balance sheet as common stock not issued but owed to buyers. 3,111,000 Class A warrants are outstanding as of March 31, 2003. No Class B warrants have been exercised as of March 31, 2003.

         In the three months ended March 31, 2003, the Company sold 32,940 shares of preferred stock for $82,350. This preferred stock contained beneficial conversion features. The features allows the holder to convert the preferred to 10 shares of common stock after a one year period. A discount on preferred shares of $8,470 relating to the beneficial conversion feature was recorded on these sales which will be amortized over a one year period beginning with the date the shareholders purchased their shares. $133,278 was amortized to retained earnings in the three months ended March 31, 2003. At March 31, 2003, the unamortized beneficial conversion on preferred shares was $108,486.

         In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $1,388 for the three months ended March 31, 2003. On March 31, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. As of March 31, 2003, 200,000 of the shares had not been issued and are therefore recorded as common stock not issued but owed to buyers on these financial statements. 100,000 of the common shares were issued on November 19, 2002. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given is $207,000 and is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over a one year period. Consulting expense relating to these agreements was $8,790 for the three months ended March 31, 2003. On March 31, 2003 there was $0 remaining in unamortized cost of stock issued for services on the balance sheet. A valuation allowance of $27,000 has been used to offset the resulting note receivable from the transaction and therefore $0 is reflected in the asset section of the balance sheet for the note receivables.

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

         In August of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed August 15, 2002 to August 15, 2003. As compensation for consulting services the Company agreed to issue 125,000 shares of common stock. 125,000 shares of common stock were issued on August 15, 2002. Using the market value on the date the agreement was signed, the shares were valued at $43,750 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $10,937 for the three months ended March 31, 2003. On March 31, 2003, there was $16,188 remaining in unamortized cost of stock issued for services on the balance sheet.

         In September of 2002, an agreement was signed with Art Malone, Jr. for consulting services to be performed September 10, 2002 to March 10, 2003. As compensation for consulting services the Company agreed to issue 250,000 shares of common stock upon signing of the agreement and another 250,000 shares upon the consummation or signing of a celebrity brought directly or indirectly by Mr. Malone as an endorser. 250,000 shares of common stock were issued on September 17, 2002. As of March 31, 2003 no other shares have been issued in regards to this agreement. Using the market value on the date the agreement was signed, the shares were valued at $60,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $22,800 for the three months ended March 31, 2003. On March 31, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In October of 2002, an agreement was signed with Patrick Armstrong of Titan Entertainment Group for consulting services to be performed

         November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $24,118 for the three months ended March 31, 2003. On March 31, 2003, there was $55,343 remaining in unamortized cost of stock issued for services on the balance sheet.

         In October of 2002, an agreement was signed with Larry Stessel of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $24,118 for the three months ended March 31, 2003. On March 31, 2003, there was $55,343 remaining in unamortized cost of stock issued for services on the balance sheet.

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

         Using the Black-Scholes pricing model, the options were valued at $99,099 and recorded as a credit to additional paid in capital - common stock and a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $106,550 for the three months ended March 31, 2003. On March 31, 2003, there was $84,742 remaining in unamortized cost of stock issued for services on the balance sheet.

         In December 2002, an agreement was signed with Worldwide Financial Marketing, Inc. for consulting services to be performed December 15, 2002 to December 15, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on December 13, 2002. Using the market value of the date the agreement was signed, the shares were valued at $120,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $30,000 for the three months ended March 31, 2003. On March 31, 2003, there was $84,667 remaining in unamortized cost of stock issued for services on the balance sheet.

         In February 2003, an agreement was signed with Tom Puccio for consulting services to be performed February 25, 2003 to August 25, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on February 25, 2003. Using the market value of the date the agreement was signed, the shares were valued at $93,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $17,670 for the three months ended March 31, 2003. On March 31, 2003, there was $75,330 remaining in unamortized cost of stock issued for services on the balance sheet.
         In the three months ended March 31, 2003, 66,000 shares of preferred stock were converted into 660,000 shares of common stock. 420,000 shares were issued in February of 2003. The remaining 240,000 shares were unissued at March 31, 2003 and are therefore shown in common stock not issued but owed to buyers.

NOTE 5 - SUBSEQUENT EVENTS
         In April 2003, 60,000 shares of preferred stock were converted into 600,000 shares of common stock.

         On April 19, 2003, the board of directors approved and ratified all the consulting agreements detailed in Note 4.

         In May 2003, the expiration date on the Class A warrants was extended to August 4, 2003.

NOTE 6 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES
         As detailed in Note 4, the Company issued or agreed to issue 2,795,000 shares of common stock and 1,500,000 options as part of consulting agreements in the year ended December 31, 2002 and the three months ended March 31, 2003. The value of stock issued and options granted totaled $1,692,213 for the period of January 1, 2002 through March 31, 2003. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance will be amortized into consulting expense over the lives of the various consulting agreements. $1,074,229 for the year ended December 31, 2002 and $246,371 for the three months ended March 31, 2003, was amortized into consulting expense for those periods. Unamortized cost of stock issued for services was $371,613 as of March 31, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS
         On January 18, 2002, the Company borrowed $5,000 from a friend of the president of the Company. The note is a demand note and bears interest at 7%. Monthly interest payments totaling $45 have been paid in the three months ended March 31, 2003. The note balance on March 31, 2003 was $5,000.

         On November 13, 2002, the Company borrowed $50,000 from a friend of the president of the Company. The note is a demand note and bears interest at 10%. Monthly interest payments totaling $1,250 have been paid in the three months ended March 31, 2003. The note balance on March 31, 2003 was $50,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
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

RESULTS OF OPERATIONS

         Quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. For the quarter ended March 31, 2003, revenue decreased to $104,777 from $135,186 in 2002, a 22% decrease, resulting primarily from inventory delays that prevented the completion of a backlog of orders and deliveries. Our gross profit percentage increased to approximately 45% in the 2003 period from approximately 37% in the 2002 period, primarily as a result of the sale of more higher-margin products, as well as increased manufacturing efficiencies. Our net loss was virtually unchanged at $454,445 in the 2003 quarter, compared to $454,848 in the first quarter of 2002.

         General and administrative expenses for the 2003 first quarter increased slightly to $502,149 from $498,497 in the 2002 first quarter. In the 2003 quarter, we incurred $246,371 of non-cash cost for consulting expenses relating to the issuance of stock under consulting agreements entered into in the 2003 first quarter and prior periods, as compared to $64,927 of non-cash cost for consulting expenses in the 2002 first quarter. We also incurred $0 of bad debt expense in the 2003 first quarter, compared to $109,352 in the 2002 first quarter.

         Interest expense increased to $7,637 in the 2003 first quarter as compared to $6,433 in the 2002 first quarter, due to increased borrowings. In the 2003 first quarter, we had $8,000 of interest and miscellaneous income related to the collection of accounts receivable that had been written off in prior periods.

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

FINANCIAL CONDITION

         On March 31, 2003, our current liabilities exceeded current assets by $711,506, compared to $588,486, on December 31, 2002. Total liabilities exceeded total assets by $687,986, compared to $562,262 on December 31, 2002. The increased working capital deficit was primarily due to a reduction in accounts receivable of $138,828 and a $69,019 increase in accounts payable, partially offset by increases of $62,929 in inventory and $47,780 in cash. On March 31, 2003, we had a backlog of orders of approximately $100,000.

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

         We are experiencing significant cash shortages; we had $52,020 in cash on March 31, 2003. In order to continue operations, we have been dependent on raising additional funds and have continued to sell preferred stock in the beginning of 2003 to raise capital. In the first quarter of 2003 we sold preferred stock for $82,350.

         In the first quarter of 2003, we entered into a six-month consulting agreement that required us to issue 300,000 shares of common stock. Total non-cash cost under such agreement is $93,000, $17,670 of which is reflected as amortized expenses in the quarter and the remainder of which is to be amortized in subsequent periods over the remaining term of the agreement. The difference between such total cost and the amount amortized is reflected as unamortized cost of stock issued for services on the balance sheet.

         Long-term debt and notes payable remained virtually unchanged at $414,150 on March 31, 2003. One note totaling $1,517 is secured with equipment; and most of the remaining borrowings are from individuals, are unsecured and matured in the first quarter of 2002. However, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue the 7% interest (10% in the case of one note with a principal amount of $50,000) for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES
------- -----------------------

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

As of May 1, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2003 for purposes of preparation of this Quarterly Report on Form 10-QSB. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003, although as stated above, enhancements are under consideration.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
-------  ----------------------

         In the quarter ended March 31, 2003, the Company sold 32,940 shares of preferred stock for $82,350 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         We also issued 300,000 shares of common stock under consulting agreements entered into during the quarter ended March 31, 2003. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from the sale of preferred stock in the first quarter of 2003 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any sales of stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a) Exhibits. The following are being filed as exhibits to this Report:

                  Exhibit No.                      Description of Exhibit
                  -----------                      ----------------------

                   10.1 Consulting Agreement, dated February 25, 2003 between the Company and Tom Puccio

                   99.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Report

         (b) Reports on Form 8-K. We filed no Reports on Form 8-K during the quarter ended March 31, 2003.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SLS INTERNATIONAL, INC.
                                          ----------------------------
                                          (Registrant)





Date: June 16, 2003                       By /s/ John Gott
                                             -----------------------------------
                                             John Gott
                                             President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                 CERTIFICATIONS
                                 ---------------

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

/s/ John Gott
--------------------------------------------------------------
John Gott, Chief Executive Officer and Chief Financial Officer
June 16, 2003