Form 10QSB
period 2003-06-30
SLS INTERNATIONAL INC
filed 2003-08-14
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         (Mark One)

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Quarterly Period Ended June 30, 2003

                                       Or

          |_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Transition Period from _________ to ___________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                    Delaware                              52-2258371
            (State of Incorporation)           (IRS Employer Identification No.)

                3119 South Scenic
              Springfield, Missouri                          65807
    (Address of Principal Executive Offices)              (Zip Code)

         Issuer's Telephone Number, Including Area Code: (417) 883-4549

                                       N/A
    ------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A Yes |_| No |_|

        On August 6, 2003, 24,114,528 shares of SLS International, Inc. common stock were outstanding.

        Transitional Small Business Disclosure Format (check one): Yes |_|No |x|

                             SLS INTERNATIONAL, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

 Page No.

Item 1.  Financial Statements

         Condensed Balance Sheet                                       1
         Condensed Statements of Operations                            2
         Condensed Statement of Cash Flows                             3
         Notes to Financial Statements                                 4
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 12
Item 3.  Controls and Procedures                                      15


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             16

Item 2. Changes in Securities and Use of Proceeds                     16

Item 6.  Exhibits and Reports on Form 8-K                             16

Signature                                                             17

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

SLS International, Inc.
Condensed Balance Sheet

                                                                                      June 30,          December 31,
                                                                                        2003                2002
                                                                                 ------------------   -----------------
                                                                                    (unaudited)           (audited)
Assets
Current assets:
     Cash                                                                        $         105,356    $          4,240
     Accounts receivable, less allowance for doubtful accounts of
       $87,841 for June 30, 2003 and $132,396 for December 31, 2002                         73,135             165,024
     Inventory                                                                             431,025             261,573
     Prepaid expenses and other current assets                                               3,857               6,936
                                                                                 ------------------   -----------------

                Total current assets                                                       613,373             437,773
                                                                                 ------------------   -----------------

Fixed assets:
     Vehicles                                                                               31,026              31,026
     Equipment                                                                              55,083              55,083
     Leasehold improvements                                                                  3,376               3,376
                                                                                 ------------------   -----------------

                                                                                            89,485              89,485
Less accumulated depreciation                                                               68,668              63,261
                                                                                 ------------------   -----------------

                Net fixed assets                                                            20,817              26,224
                                                                                 ------------------   -----------------

                                                                                 $         634,190    $        463,997
                                                                                 ==================   =================

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities of long-term debt and notes payable                      $         502,772    $        414,720
     Accounts payable                                                                      494,729             417,449
     Due to shareholders                                                                    22,674              23,193
     Accrued liabilities                                                                   193,723             170,897
                                                                                 ------------------   -----------------

                Total current liabilities                                                1,213,898           1,026,259
                                                                                 ------------------   -----------------

Commitments and contingencies:
Shareholders' deficit:
     Preferred stock not issued but owed to buyers, $.001 par,
        5,000,000 shares authorized; 287,640 and 315,000 shares
       at June 30, 2003 and December 31, 2002                                                  288                 315
     Discount on preferred stock                                                          (173,306)           (233,294)
     Contributed capital - preferred                                                     2,376,204           1,852,183
     Common stock, $.001 par; 75,000,000 shares authorized;
       23,193,528 shares and 21,453,528 shares issued at
       June 30, 2003 and December 31, 2002                                                  23,194              21,454
     Common stock not issued but owed to buyers; 1,542,000 shares and
        '1,222,000 shares at June 30, 2003 and December 31, 2002                             1,542               1,222
     Contributed capital - common                                                        3,500,874           3,386,624
     Unamortized cost of stock issued for services                                        (174,448)           (524,984)
     Retained deficit                                                                   (6,134,056)         (5,065,782)
                                                                                 ------------------   -----------------

                Total shareholders' deficit                                               (579,708)           (562,262)
                                                                                 ------------------   -----------------

                                                                                 $         634,190    $        463,997
                                                                                 ==================   =================



                 The accompanying notes are an integral part of
                     these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations

                                                                                        For The Six Months Ended
                                                                                                June 30,
                                                                                 --------------------------------------
                                                                                        2003                2002
                                                                                 ------------------   -----------------
                                                                                              (unaudited)

Revenue                                                                          $         382,021    $        324,516

Cost of sales                                                                              155,561             194,679
                                                                                 ------------------   -----------------

Gross profit                                                                               226,460             129,837

General and administrative expenses                                                      1,108,535           1,061,965
                                                                                 ------------------   -----------------

Loss  from  operations                                                                    (882,075)           (932,128)

Other income (expense):
     Interest expense                                                                      (14,578)            (13,263)
     Interest and miscellaneous, net                                                        40,938                  38
                                                                                 ------------------   -----------------

                                                                                            26,359             (13,225)
                                                                                 ------------------   -----------------

Loss before income tax                                                                    (855,716)           (945,353)

Income tax provision                                                                             -                   -
                                                                                 ------------------   -----------------

Net loss                                                                                  (855,716)           (945,353)
                                                                                 ------------------   -----------------

Deemed dividend associated with beneficial conversion
   of preferred stock                                                                     (212,558)           (205,226)
                                                                                 ------------------   -----------------

Net loss availiable to common shareholders                                       $      (1,068,274)   $     (1,150,579)
                                                                                 ==================   =================


Basic and diluted earnings per share                                             $           (0.04)   $          (0.06)
                                                                                 ==================   =================

Weighted average shares outstanding                                                     23,885,528          19,819,361
                                                                                 ==================   =================




                 The accompanying notes are an integral part of
                     these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations

                                                                                       For The Three Months Ended
                                                                                                June 30,
                                                                                 --------------------------------------
                                                                                        2003                2002
                                                                                 ------------------   -----------------
                                                                                              (unaudited)

Revenue                                                                      $             277,244  $          189,330

Cost of sales                                                                               98,125             109,568
                                                                                 ------------------   -----------------

Gross profit                                                                               179,119              79,762

General and administrative expenses                                                        606,386             563,468
                                                                                 ------------------   -----------------

Loss  from  operations                                                                    (427,267)           (483,706)

Other income (expense):
     Interest expense                                                                       (6,941)             (6,830)
     Interest and miscellaneous, net                                                        32,938                  30
                                                                                 ------------------   -----------------

                                                                                            25,996              (6,800)
                                                                                 ------------------   -----------------

Loss before income tax                                                                    (401,271)           (490,506)

Income tax provision                                                                             -                   -
                                                                                 ------------------   -----------------

Net loss                                                                                  (401,271)           (490,506)
                                                                                 ------------------   -----------------

Deemed dividend associated with beneficial conversion
   of preferred stock                                                                      (79,280)           (135,461)
                                                                                 ------------------   -----------------

Net loss availiable to common shareholders                                   $            (480,551) $         (625,967)
                                                                                 ==================   =================


Basic and diluted earnings per share                                         $               (0.02) $            (0.03)
                                                                                 ==================   =================

Weighted average shares outstanding                                                     24,535,528          20,047,195
                                                                                 ==================   =================







                  The accompanying notes are an integral part
                    of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows

                                                                                        For The Six Months Ended
                                                                                                June 30,
                                                                                 --------------------------------------
                                                                                        2003                2002
                                                                                 ------------------   -----------------
                                                                                              (unaudited)
Operating activities:
     Net loss                                                                    $        (855,716)   $       (945,353)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                                                       5,407               7,292
         Amortization of cost of stock issued for services                                 443,536             314,019
         Expenses of employee stock options granted                                         23,134                   -
     Change in assets and liabilities-
         Accounts receivable, less allowance for doubtful accounts                          91,889             (28,325)
         Inventory                                                                        (169,452)            (47,937)
         Prepaid expenses and other current assets                                           3,079                 511
         Accounts payable                                                                   77,280              71,841
         Due to shareholders                                                                  (519)             (2,000)
         Accrued liabilities                                                                22,826              15,698
                                                                                 ------------------   -----------------

         Cash used in operating activities                                                (358,536)           (614,254)
                                                                                 ------------------   -----------------


Financing activities:
     Sale of stock                                                                         371,600             525,500
     Borrowing of notes payable                                                            102,000              50,000
     Repayments of notes payable                                                           (13,948)             (9,636)
                                                                                 ------------------   -----------------

         Cash provided by financing activities                                             459,652             565,864
                                                                                 ------------------   -----------------

Increase (decrease) in cash                                                                101,116             (48,390)
Cash, beginning of period                                                                    4,240              48,390
                                                                                 ------------------   -----------------

Cash, end of period                                                              $         105,356    $              -
                                                                                 ==================   =================

Supplemental cash flow information:
     Interest paid                                                               $           6,027    $              -
     Income taxes paid (refunded)                                                                -                   -

Noncash investing activities:
     Stock issued and options granted for services                               $          93,000    $        925,422





                 The accompanying notes are an integral part of
                     these condensed financial statements.

                             SLS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements at June 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2003 and results of operations and cash flows for the six months ended June 30, 2003. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Commitments and Contingencies

Going Concern

         The accompanying unaudited condensed financial statements at June 30, 2003 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the six months ended June 30, 2003 and the years ended December 31, 2002, 2001, 2000, and 1999. The Company's cash position may be inadequate to pay all of the costs associated with establishing a market for sales of its loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Notes Payable

         The interest rate on the current notes range from 5% to 10% and all are past due or demand notes.

Note 4 - Stock Transactions

         In May, 2001, the Company completed a public offering. The number of shares sold was 4,000,000. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expire on February 4, 2004 and are exercisable at a price of $.50 per share. The Class B warrants expire on August 4, 2004 and are exercisable at a price of $3.00 per share. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.

         From January 1, 2003 to June 30, 2003, no Class A warrants were exercised. As of June 30, 2003, 2,000 shares of common stock purchased through the exercise of the A warrants in the year ended December 31, 2002 had not been issued and therefore are shown on the balance sheet as common stock not issued but owed to buyers. 3,111,000 Class A warrants are outstanding as of June 30, 2003. No Class B warrants have been exercised as of June 30, 2003.

         In the six months ended June 30, 2003, the Company sold 148,640 shares of preferred stock for $371,600. This preferred stock contained beneficial conversion features. The features allows the holder to convert the preferred to 10 shares of common stock after a one year period. A discount on preferred shares of $152,570 relating to the beneficial conversion feature was recorded on these sales, which will be amortized over a one year period beginning with the date the shareholders purchased their shares. $212,558 was amortized to retained earnings in the six months ended June 30, 2003. At June 30, 2003, the unamortized beneficial conversion on preferred shares was $173,306.

         In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $1,388 for the six months ended June 30, 2003. On June 30, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. As of March 31, 2003, 200,000 of the shares had not been issued and are therefore recorded as common stock not issued but owed to buyers on these financial statements. 100,000 of the common shares were issued on November 19, 2002. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given is $207,000 and is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over a one year period. Consulting expense relating to these agreements was $8,790 for the six months ended June 30, 2003. On June 30, 2003 there was $0 remaining in unamortized cost of stock issued for services on the balance sheet. A valuation allowance of $27,000 has been used to offset the resulting note receivable from the transaction and therefore $0 is reflected in the asset section of the balance sheet for the note receivables.

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

         In August of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed August 15, 2002 to August 15, 2003. As compensation for consulting services the Company agreed to issue 125,000 shares of common stock. 125,000 shares of common stock were issued on August 15, 2002. Using the market value on the date the agreement was signed, the shares were valued at $43,750 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $21,874 for the six months ended June 30, 2003. On June 30, 2003, there was $5,251 remaining in unamortized cost of stock issued for services on the balance sheet.

         In September of 2002, an agreement was signed with Art Malone, Jr. for consulting services to be performed September 10, 2002 to March 10, 2003. As compensation for consulting services the Company agreed to issue 250,000 shares of common stock upon signing of the agreement and another 250,000 shares upon the consummation or signing of a celebrity brought directly or indirectly by Mr. Malone as an endorser. 250,000 shares of common stock were issued on September 17, 2002. As of March 31, 2003 no other shares have been issued in regards to this agreement. Using the market value on the date the agreement was signed, the shares were valued at $60,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $22,800 for the six months ended June 30, 2003. On June 30, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In October of 2002, an agreement was signed with Patrick Armstrong of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $48,236 for the six months ended June 30, 2003. On June 30, 2003, there was $31,225 remaining in unamortized cost of stock issued for services on the balance sheet.

         In October of 2002, an agreement was signed with Larry Stessel of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $48,236 for the six months ended June 30, 2003. On June 30, 2003, there was $31,225 remaining in unamortized cost of stock issued for services on the balance sheet.

         In December of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed December 2, 2002 to June 2, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock and the president of the Company agreed to issue 300,000 options to purchase 300,000 shares of common stock owned by him personally. The options have a strike price of $.05 and expire 30 days after the current lock-up period ends on the president's shares. 300,000 shares of common stock were issued on December 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $114,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $99,099 and recorded as a credit to additional paid in capital - common stock and a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $191,292 for the six months ended June 30, 2003. On June 30, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In December 2002, an agreement was signed with Worldwide Financial Marketing, Inc. for consulting services to be performed December 15, 2002 to December 15, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on December 13, 2002. Using the market value of the date the agreement was signed, the shares were valued at $120,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $60,000 for the six months ended June 30, 2003. On June 30, 2003, there was $54,667 remaining in unamortized cost of stock issued for services on the balance sheet.

         In February 2003, an agreement was signed with Tom Puccio for consulting services to be performed February 25, 2003 to August 25, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on February 25, 2003. Using the market value of the date the agreement was signed, the shares were valued at $93,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $40,920 for the six months ended June 30, 2003. On June 30, 2003, there was $52,080 remaining in unamortized cost of stock issued for services on the balance sheet.

         In the six months ended June 30, 2003, 176,000 shares of preferred stock were converted into 1,760,000 shares of common stock. 420,000 shares were issued in February of 2003. The remaining 1,340,000 shares were unissued at June 30, 2003 and are therefore shown in common stock not issued but owed to buyers.

Note 5 - Subsequent Events

         In July 2003, 24,000 shares of preferred stock were converted into 240,000 shares of common stock.

         In August 2003, the expiration dates on the Class A and Class B warrants were extended to February 4, 2004.

         From July 1 through August 13, 2003, 1,082,000 Class A warrants were exercised for 1,082,000 shares of common stock for a total of $541,000.

         In July 2003, 1,221,660 shares of preferred stock were sold for $3,054,150.

         On July 31, 2003 the preferred stock offering was closed.

         In July 2003, the Company entered into an endorsement agreement with Steerpike Ltd. The agreement grants 1,000,000 options in exchange for future endorsements of SLS products. Each option is convertible into one share of common stock at a strike price of $0.25. Expense associated with the options will be recorded over the two year period of the agreement beginning July 31, 2003 and ending July 31, 2005. Expense will be recorded at fair market value on an accelerated method in accordance with Interpretation 28.

Note 6 - Unamortized Cost of Stock issued for Services

         As detailed in Note 4, the Company issued or agreed to issue 2,795,000 shares of common stock and 1,500,000 options as part of consulting agreements in the year ended December 31, 2002 and the six months ended June 30, 2003. The value of stock issued and options granted totaled $1,692,213 for the period of January 1, 2002 through June 30, 2003. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance will be amortized into consulting expense over the lives of the various consulting agreements. $1,074,229 for the year ended December 31, 2002 and $443,536 for the six months ended June 30, 2003, was amortized into consulting expense for those periods. Unamortized cost of stock issued for services was $174,448 as of June 30, 2003.

Note 7 - Related Party Transactions

         On January 18, 2002, the Company borrowed $5,000 from a friend of the president of the Company. The note is a demand note and bears interest at 7%. Monthly interest payments totaling $175 have been paid in the six months ended June 30, 2003. The note was paid in full on June 17, 2003. The note balance on June 30, 2003 was $0.

         On November 13, 2002, the Company borrowed $50,000 from a friend of the president of the Company. The note is a demand note and bears interest at 10%. Monthly interest payments totaling $2,714 have been paid in the six months ended June 30, 2003. The note balance on June 30, 2003 was $50,000. The note was paid in full on July 18, 2003.

Note 8 - Employee Stock Options

         During the second quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective as of the beginning of the year. There have been no previous granting of options to employees and therefore this adoption has no effect on previous financial statements. No method of reporting the change in accounting principle has been used.

         The board of directors approved 145,000 options for employees and directors in the quarter ended June 30, 2003. The options vested immediately. 10,000 options were approved for each of three board members for their roles as directors of the company. 115,000 options were approved for employees of the Company for services rendered. Using the black-scholes pricing model, in accordance with the fair value recognition provision of FASB Statement No. 123, the options were valued at $23,134 and recorded as compensation expense in the six months ended June 30, 2003.

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

         From the early 1970's through 1999 we derived substantially all of our revenue from marketing, renting, selling and installing sound and lighting systems. In June 1999, due to the favorable customer acceptance of our new custom-designed loudspeaker systems, we ceased these historical operations and began focusing all efforts towards becoming a loudspeaker manufacturer and selling to dealers and contractors on a wholesale basis. As a result, we have been essentially in a development stage, as we are bringing to market products that we introduced in 2000 and 2001 and designing and bringing to market additional products.

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

         In June 2001, we introduced a Commercial Line of loudspeakers that use our PRD500 Ribbon Driver and in September of 2001 we finished the development of our PRD1000 Ribbon Driver and began implementing them into our Professional Line. Our PRD drivers upgraded the previous drivers that we purchased from third-party manufacturers and the cost to us is approximately one-sixth of the price that we had been paying for the previous drivers.

         The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

RESULTS OF OPERATIONS

         Quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. For the quarter ended June 30, 2003, revenue increased to $277,244 from $189,330 in 2002, a 46% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 65% in the 2003 period from approximately 42% in the 2002 period, primarily as a result of continued improvement in efficiency as we increase revenue and increased sales of our higher-margin Line Array models. Due to the revenue increase and the improvement in gross profits, partially offset by an increase in general and administrative expenses, our net loss decreased to $401,271 in the second quarter of 2003 as compared to a net loss of $490,506 in the comparable quarter of 2002.

         General and administrative expenses for the 2003 second quarter increased to $606,386 from $563,468 in the 2002 second quarter, primarily as a result of a non-cash charge of $23,134 related to the issuance of employee stock options.

         Other income increased to $25,996 in the 2003 second quarter as compared to other expense of $6,800 in the 2002 second quarter, primarily due to old account payable written off in the period.

         Six months ended June 30, 2003 as compared to the six months ended June 30, 2002. For the first six months of 2003, revenue increased to $382,021 from $324,516 in 2002, an 18% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 59% in the 2003 period from approximately 40% in the 2002 period, primarily as a result of continued improvement in efficiency as we increase revenue and increased sales of our higher-margin Line Array models. Due primarily to the revenue increase and the improvement in gross profits, our net loss decreased to $855,716 in the first half of 2003 as compared to a net loss of $945,353 in the first half of 2002.

         General and administrative expenses for the first six months of 2003 increased to $1,108,535 from $1,061,965 in 2002, primarily as a result of a non-cash charge of $23,134 related to the issuance of employee stock options.

         Other income increased to $26,359 in the 2003 period as compared to other expense of $13,225 in the 2002 period, primarily due to old account payable written off in the period.

FINANCIAL CONDITION

         On June 30, 2003, our current liabilities exceeded current assets by $600,525, compared to $588,486, on December 31, 2002. Total liabilities exceeded total assets by $579,708, compared to $562,262 on December 31, 2002. The increased working capital deficit was primarily due to a reduction in accounts receivable of $91,889, a $77,280 increase in accounts payable and an increase of $88,052 in current maturities of long-term debt and notes payable, partially offset by increases of $169,452 in inventory and $101,116 in cash. On June 30, 2003, we had a backlog of orders of approximately $80,000.

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

         We had been experiencing significant cash shortages; we had $105,356 in cash on June 30, 2003. In order to continue operations, we have been dependent on raising additional funds and have continued to sell preferred stock in the beginning of 2003 to raise capital. In the second quarter of 2003 we sold preferred stock for $289,250. In July 2003, we sold 1,221,660 shares of preferred stock for a total of $3,054,150. These sales completed our preferred stock private placement that commenced in September 2001 and substantially alleviated our cash shortages in the near-term.

         Long-term debt and notes payable increased to $502,772 on June 30, 2003. One note totaling $1,517 that was secured with equipment has been repaid; and most of the remaining borrowings are from individuals, are unsecured and matured in the first quarter of 2002 or are demand notes. However, these notes are payable to existing shareholders that are not making a demand on the notes and will continue to accrue interest at 5% or 7%, as applicable (10% in the case of one note with a principal amount of $50,000) for an indefinite period of time. We expect that these shareholders will continue to permit these notes to remain outstanding, but they have the right to demand full payment at any time and they may do so, which would have a material adverse effect on our financial condition.

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

         In the past, we have been able to privately borrow money from individuals by the issuance of notes, and we have been able to raise money buy the issuance of preferred stock and common stock. We intend to continue to do so as needed. However, we cannot be certain that we will continue to be able to successfully obtain such financing. If we fail to do so, we may be unable to continue as a viable business.

         In July 2003, we agreed to lease an additional 7,500 square feet of space for $2,000 per month. We are planning the build-out of this space, which we intend to use for additional inventory space for the components and cabinets needed for (a) planned increases in production, (b) additional engineering testing space to perform critical tests and produce data for sound system designers to provide specifications for products, and (c) on-site product demonstrations. We anticipate that this additional space, together with our existing space, will be sufficient to meet our needs for projected sales levels for the next two to three years.

         Effective as of May 2003, we orally agreed upon an endorsement arrangement with Gordon Sumner, p/k/a Sting, one of the world's most popular music entertainers. Our agreements with his companies, Steerpike Inc. and Steerpike (Overseas) Ltd., signed in July 2003, provide that Sting will endorse our products for a period of two years. The endorsement includes our use of his photographs with our products, as well as his comments about our products. Our products will be installed in his home and may be used in his upcoming world tour. For the endorsement, we issued options to purchase 1,000,000 shares of our common stock at $0.25 per share, the market value of our common stock when the agreement was verbally made.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         As of July 1, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003.

         As a result of the audit of our financial statements for the year ended December 31, 2002, we were required to make restatements and reclassifications of our unaudited financial statements filed for the quarters ended March 31, June 30 and September 30, 2002. Such restatements and reclassifications call into question the effectiveness of our disclosure controls and procedures. We are currently considering enhancements to our controls and procedures.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Please refer to Item 1 of our Form 10-QSB/A filed May 21, 2003 for the quarter ended September 30, 2002 for a description of the settlement of certain litigation with Alfred V. Greco PLLC. On July 10, 2003, the Company and Alfred
V. Greco PLLC amended the settlement agreement referred to in Item 1 of such Form 10-QSB/A. We believe our obligations under such settlement agreement, as amended, are not material to the business.

Item 2.  Changes in Securities.

         In the quarter ended June 30, 2003, the Company sold 115,700 shares of preferred stock for $289,250 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

Item 6.   Exhibits and Reports on Form 8-K.

         (a)      Exhibits. The following are being filed as exhibits to this
Report: Exhibit No. Description of Exhibit

                  10.1     Option Agreement, dated as of May 19, 2003, between
                           the Company and Steerpike (Overseas) Ltd.
                  10.2     Letter Agreement, dated as of May 19, 2003, between
                           the Company and Steerpike (Overseas) Ltd.
                  10.3     Letter Agreement, dated as of May 19, 2003, between
                           the Company and Steerpike Inc.
                  10.4 Letter Agreement, dated as of July 10, 2003, between the Company and Alfred V. Greco PLLC, amending prior letter agreement, dated July 17, 2002, concerning the settlement of certain litigation between such parties
                  31.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Report pursuant to
                           Section 302
                  32.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Report pursuant to
                           Section 906

         (b) Reports on Form 8-K. We filed no Reports on Form 8-K during the quarter ended June 30, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SLS INTERNATIONAL, INC.
                                         (Registrant)





Date: August 14, 2003                     By  /s/ John Gott
                                              ---------------------------------
                                                  John Gott
                                                  President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)