Form 10QSB
period 2003-09-30
SLS INTERNATIONAL INC
filed 2003-11-19
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 2003

                    Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


              For the Transition Period from _________ to ___________

                        Commission File Number: 333-43770

                             SLS International, Inc.
                             -----------------------
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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   N/A
Yes [_] No [_]

     On November 5, 2003, 27,011,128 shares of SLS International, Inc. common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                             SLS INTERNATIONAL, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------

Item 1.  Financial Statements

         Condensed Balance Sheet                                          1
         Condensed Statements of Operations                               2
         Condensed Statement of Cash Flows                                4
         Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial                14
                  Condition and Results of Operations

Item 3.  Controls and Procedures                                          18

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                         19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signature                                                                 20

                                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SLS International, Inc.
Condensed Balance Sheet

                                                                        September 30,   December 31,
                                                                            2003           2002
                                                                         -----------    -----------
                                                                         (unaudited)    (audited)
Assets
Current assets:
      Cash                                                               $ 2,048,281    $     4,240
      Accounts receivable, less allowance for doubtful accounts of
        $87,841 for Sept. 30, 2003 and $132,396 for December 31, 2002        139,306        165,024
      Inventory                                                              599,286        261,573
      Prepaid expenses and other current assets                                2,317          6,936
                                                                         -----------    -----------

                    Total current assets                                   2,789,190        437,773
                                                                         -----------    -----------

Fixed assets:
      Vehicles                                                                73,376         31,026
      Equipment                                                               59,504         55,083
      Leasehold improvements                                                   3,376          3,376
                                                                         -----------    -----------

                                                                             136,256         89,485
Less accumulated depreciation                                                 74,879         63,261
                                                                         -----------    -----------

                    Net fixed assets                                          61,377         26,224
                                                                         -----------    -----------

                                                                         $ 2,850,567    $   463,997
                                                                         ===========    ===========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
      Current maturities of long-term debt and notes payable             $    25,000    $   414,720
      Accounts payable                                                       354,109        417,449
      Due to shareholders                                                      2,674         23,193
      Accrued liabilities                                                     25,778        170,897
                                                                         -----------    -----------

                    Total current liabilities                                407,561      1,026,259
                                                                         -----------    -----------

Commitments and contingencies:
Shareholders' deficit:
      Preferred stock not issued but owed to buyers, $.001 par,
         5,000,000 shares authorized; 1,541,300 and 315,000 shares
        at September 30, 2003 and December 31, 2002                            1,541            315
      Discount on preferred stock                                         (2,555,087)      (233,294)
      Contributed capital - preferred                                      8,893,361      1,852,183
      Common stock, $.001 par; 75,000,000 shares authorized;
        26,948,128 shares and 21,453,528 shares issued at
        September 30, 2003 and December 31, 2002                              26,949         21,454
      Common stock not issued but owed to buyers; 302,000 shares and
         '1,222,000 shares at September 30, 2003 and December 31, 2002           302          1,222
      Contributed capital - common                                         5,038,014      3,386,624
      Unamortized cost of stock issued for services                          (38,881)      (524,984)
      Retained deficit                                                    (8,923,194)    (5,065,782)
                                                                         -----------    -----------

                    Total shareholders' equity (deficit)                   2,443,006       (562,262)
                                                                         -----------    -----------

                                                                         $ 2,850,567    $   463,997
                                                                         ===========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SLS INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS

                                                         For The Three Months Ended
                                                                September 30,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
                                                                 (unaudited)
Revenue                                                 $    268,023    $    161,688

Cost of sales                                                128,801         123,952
                                                        ------------    ------------
Gross profit                                                 139,222          37,736

General and administrative expenses                        2,123,685         605,885
                                                        ------------    ------------
Loss  from  operations                                    (1,984,463)       (568,149)

Other income (expense):
     Interest expense                                         14,360          (5,067)
     Interest and miscellaneous, net                          58,334             259
                                                        ------------    ------------
                                                              72,694          (4,808)
                                                        ------------    ------------
Loss before income tax                                    (1,911,769)       (572,957)

Income tax provision                                              --              --
                                                        ------------    ------------
Net loss                                                  (1,911,769)       (572,957)
                                                        ------------    ------------

Deemed dividend associated with beneficial conversion
   of preferred stock                                       (877,369)       (180,892)
                                                        ------------    ------------

Net loss availiable to common shareholders              $ (2,789,138)   $   (753,849)
                                                        ============    ============


Basic and diluted earnings per share                    $      (0.11)   $      (0.04)
                                                        ============    ============

Weighted average shares outstanding                       26,391,728      20,647,195
                                                        ============    ============

SLS International, Inc.
Condensed Statement Of Operations

                                                         For The Nine Months Ended
                                                               September 30,
                                                        ------------    ------------
                                                            2003            2002
                                                        ------------    ------------
                                                               (unaudited)
Revenue                                                 $    650,044    $    486,204

Cost of sales                                                284,362         318,631
                                                        ------------    ------------

Gross profit                                                 365,682         167,573

General and administrative expenses                        3,232,220       1,667,850
                                                        ------------    ------------

Loss  from  operations                                    (2,866,538)     (1,500,277)

Other income (expense):
      Interest expense                                          (218)        (18,330)
      Interest and miscellaneous, net                         99,272             298
                                                        ------------    ------------

                                                              99,054         (18,032)
                                                        ------------    ------------

Loss before income tax                                    (2,767,484)     (1,518,309)

Income tax provision                                            --              --
                                                        ------------    ------------

Net loss                                                  (2,767,484)     (1,518,309)
                                                        ------------    ------------

Deemed dividend associated with beneficial conversion
   of preferred stock                                     (1,089,927)       (386,118)
                                                        ------------    ------------

Net loss availiable to common shareholders              $ (3,857,411)   $ (1,904,427)
                                                        ============    ============


Basic and diluted earnings per share                    $      (0.16)   $      (0.09)
                                                        ============    ============

Weighted average shares outstanding                       24,720,928      20,095,306
                                                        ============    ============


The accompanying notes are an integral part of these condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows

                                                                        For The Nine Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                           2003           2002
                                                                       -----------    -----------
                                                                              (unaudited)
Operating activities:
      Net loss                                                         $(2,767,484)   $(1,518,309)
      Adjustments to reconcile net income to cash flows
        from operating activities:
           Depreciation and amortization                                    11,618         11,139
           Amortization of cost of stock issued for services               779,103        635,352
           Expenses of employee stock options granted                      552,739           --
      Change in assets and liabilities-
           Accounts receivable, less allowance for doubtful accounts        25,718         34,258
           Inventory                                                      (337,713)       (74,003)
           Prepaid expenses and other current assets                         4,619            511
           Accounts payable                                                (63,340)       162,519
           Due to shareholders                                             (20,519)        (2,000)
           Accrued liabilities                                            (145,119)        21,247
                                                                       -----------    -----------

           Cash used in operating activities                            (1,960,378)      (729,286)
                                                                       -----------    -----------


Investing activities:
      Additions of fixed assets                                            (46,771)        (2,697)
                                                                       -----------    -----------

           Cash used in investing activities                               (46,771)        (2,697)
                                                                       -----------    -----------

Financing activities:
      Sale of stock                                                      4,440,750        645,500
      Borrowing of notes payable                                           102,000         55,000
      Repayments of notes payable                                         (491,560)        (9,146)
                                                                       -----------    -----------

           Cash provided by financing activities                         4,051,190        691,354
                                                                       -----------    -----------

Increase (decrease) in cash                                              2,044,041        (40,629)
Cash, beginning of period                                                    4,240         48,390
                                                                       -----------    -----------

Cash, end of period                                                    $ 2,048,281    $     7,761
                                                                       ===========    ===========

Supplemental cash flow information:
      Interest paid                                                    $    43,345    $      --
      Income taxes paid (refunded)                                            --             --

Noncash investing activities:
      Stock issued and options granted for services                    $   822,605    $ 1,073,172



The accompanying notes are an integral part of these condensed financial statements.

                             SLS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
         The accompanying unaudited condensed financial statements at September 30, 2003 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of September 30, 2003 and results of operations and cash flows for the nine months ended September 30, 2003. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Commitments and Contingencies
Going Concern
         The accompanying unaudited condensed financial statements at September 30, 2003 have been prepared in conformity with U.S. generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001, 2000, and 1999. The Company's cash position may be inadequate to pay all of the costs associated with establishing a market for sales of its loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Notes Payable
         The interest rate on the current notes is 7% and all are past due.

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

         From January 1, 2003 to September 30, 2003, 1,620,000 Class A warrants were exercised for 1,620,000 shares of common stock for a total of $810,000. As of September 30, 2003, 2,000 shares of common stock purchased through the exercise of the A warrants in the year ended December 31, 2002 had not been issued and therefore are shown on the balance sheet as common stock not issued but owed to buyers. 1,096,400 Class A warrants are outstanding as of September 30, 2003. No Class B warrants have been exercised as of September 30, 2003.

         In September of 2003, 394,600 Class A warrants were exercised for 394,600 shares of common stock for $200,000 in services in lieu of cash payment.

         In the nine months ended September 30, 2003, the Company sold 1,452,300 shares of preferred stock for $3,630,750. The preferred stock offering was closed on July 31, 2003. This preferred stock contained beneficial conversion features. The features allows the holder to convert the preferred to 10 shares of common stock after a one year period. A discount on preferred shares of $3,411,720 relating to the beneficial conversion feature was recorded on these sales, which will be amortized over a one year period beginning with the date the shareholders purchased their shares. $1,089,927 was amortized to retained earnings in the nine months ended September 30, 2003. At September 30, 2003, the unamortized beneficial conversion on preferred shares was $2,555,088.

         In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $1,388 for the nine months ended September 30, 2003. On September 30, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. As of March 31, 2003, 200,000 of the shares had not been issued and are therefore recorded as common stock not issued but owed to buyers on these financial statements. 100,000 of the common shares were issued on November 19, 2002. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given is $207,000 and is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over a one year period. Consulting expense relating to these agreements was $8,790 for the nine months ended September 30, 2003. On September 30, 2003 there was $0 remaining in unamortized cost of stock issued for services on the balance sheet. As of September 30, 2003, $18,000 has been paid on the note receivable. A valuation allowance of $9,000 has been used to offset the remaining note receivable from the transaction and therefore $0 is reflected in the asset section of the balance sheet for the note receivables.

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

         In August of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed August 15, 2002 to August 15, 2003. As compensation for consulting services the Company agreed to issue 125,000 shares of common stock. 125,000 shares of common stock were issued on August 15, 2002. Using the market value on the date the agreement was signed, the shares were valued at $43,750 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $27,125 for the nine months ended September 30, 2003. On September 30, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In September of 2002, an agreement was signed with Art Malone, Jr. for consulting services to be performed September 10, 2002 to March 10, 2003. As compensation for consulting services the Company agreed to issue 250,000 shares of common stock upon signing of the agreement and another 250,000 shares upon the consummation or signing of a celebrity brought directly or indirectly by Mr. Malone as an endorser. 250,000 shares of common stock were issued on September 17, 2002. As of March 31, 2003 no other shares have been issued in regards to this agreement. Using the market value on the date the agreement was signed, the shares were valued at $60,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $22,800 for the nine months ended September 30, 2003. On September 30, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In October of 2002, an agreement was signed with Patrick Armstrong of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $72,354 for the nine months ended September 30, 2003. On September 30, 2003, there was $7,107 remaining in unamortized cost of stock issued for services on the balance sheet.

         In October of 2002, an agreement was signed with Larry Stessel of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $72,354 for the nine months ended September 30, 2003. On September 30, 2003, there was $7,107 remaining in unamortized cost of stock issued for services on the balance sheet.

         In December of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed December 2, 2002 to June 2, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock and the president of the Company agreed to issue 300,000 options to purchase 300,000 shares of common stock owned by him personally. The options have a strike price of $.05 and expire 30 days after the current lock-up period ends on the president's shares. 300,000 shares of common stock were issued on December 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $114,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $99,099 and recorded as a credit to additional paid in capital - common stock and a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $191,292 for the nine months ended September 30, 2003. On September 30, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In December 2002, an agreement was signed with Worldwide Financial Marketing, Inc. for consulting services to be performed December 15, 2002 to December 15, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on December 13, 2002. Using the market value of the date the agreement was signed, the shares were valued at $120,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $90,000 for the nine months ended September 30, 2003. On September 30, 2003, there was $24,667 remaining in unamortized cost of stock issued for services on the balance sheet.

         In February 2003, an agreement was signed with Tom Puccio for consulting services to be performed February 25, 2003 to August 25, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on February 25, 2003. Using the market value of the date the agreement was signed, the shares were valued at $93,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the six month period of the agreement. Consulting expense relating to this agreement was $93,000 for the nine months ended September 30, 2003. On September 30, 2003, there was $0 remaining in unamortized cost of stock issued for services on the balance sheet.

         In the nine months ended September 30, 2003, 226,000 shares of preferred stock were converted into 2,260,000 shares of common stock. 2,160,000 shares have been issued. The remaining 100,000 shares were unissued at September 30, 2003 and are therefore shown in common stock not issued but owed to buyers.

         In July 2003, the Company entered into an endorsement agreement with Steerpike Ltd. The agreement grants 1,100,000 options in exchange for future endorsements of SLS products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options will be recorded over the two year period of the agreement beginning July 31, 2003 and ending July 31, 2005. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two year period. Consulting expense recorded for the period July 31, 2003 to September 30, 2003 was $529,605.

Note 5 - Consulting, Promotional and Investor Relations Services
         During the quarter ended September 30, 2003 SLS utilized the following services:

         Ronald Gee contracted with SLS for promotional services and was paid $235,000 to disseminate information pursuant to SLS's obligation under the Exchange Act. All services were rendered by September 30, 2003.

         Atlantic Services Ltda, DBA Atlantic Services and Phantasma Holding Corp/Red Sea Mgt. located in Costa Rica contracted with SLS and was paid $100,000 to provide SLS consultation and to identify and introduce companies/individuals that may be potential agents, partners, distributors, spokespeople and/or investors. All services were rendered by September 30, 2003.

         Berkshire International LLC DBA Phantasma Holding Corp/Berkshire located in Costa Rica contracted with SLS to provide the services of business development to identify and introduce companies that may be potential partners, support in the implementation of a marketing program and to promote the image of the Company and was paid $150,000. The term of the agreement was from August 11 to November 11, 2003.

         Fitzgerald Galloway contracted with SLS to identify private or public companies for merger and/or acquisition with or by SLS for a period completed by September 30, 2003 and was paid a fee of $20,000.

         Wall Street Investor Relations Corp contracted with SLS for public relations, investor relations and capital raising for a period completed by September 30, 2003 and received a fee of $8,000.

         G. Ghecko Enterprises DBA Red Sea Management, located in Costa Rica, contracted with SLS and was paid $50,000 to provide SLS consultation and the service of business development to identify and introduce companies that may be potential partners. The services were completed by September 30, 2003.

         Art Malone, Jr. provided services for the purpose of securing the appropriate mechanisms to market SLS's products for a fee of $15,000. The services were completed by September 30, 2003.

         Various individuals and corporations performed consulting services for SLS during the quarter and were paid $152,058. All services were substantially completed by September 30, 2003.

Note 6 - Unamortized Cost of Stock issued for Services
         As detailed in Note 4, the Company issued or agreed to issue 2,795,000 shares of common stock and 1,500,000 options as part of consulting agreements in the year ended December 31, 2002 and the nine months ended September 30, 2003. The value of stock issued and options granted totaled $1,692,213 for the period of January 1, 2002 through September 30, 2003. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance will be amortized into consulting expense over the lives of the various consulting agreements. $1,074,229 for the year ended December 31, 2002 and $579,103 for the nine months ended September 30, 2003, was amortized into consulting expense for those periods. Unamortized cost of stock issued for services was $38,881 as of September 30, 2003.

Note 7 - Related Party Transactions
         On January 18, 2002, the Company borrowed $5,000 from a friend of the president of the Company. The note is a demand note and bears interest at 7%. Monthly interest payments totaling $175 have been paid in the nine months ended September 30, 2003. The note was paid in full on June 17, 2003. The note balance on September 30, 2003 was $0.

         On November 13, 2002, the Company borrowed $50,000 from a friend of the president of the Company. The note is a demand note and bears interest at 10%. Monthly interest payments totaling $2,714 have been paid in the nine months ended September 30, 2003. The note was paid in full on July 18, 2003. The note balance on September 30, 2003 was $0.

Note 8 - Employee Stock Options
         During the second quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective as of the beginning of the year. There have been no previous granting of options to employees and therefore this adoption has no effect on previous financial statements.

         The board of directors approved 145,000 options for employees and directors in the nine months ended September 30, 2003. The options vested immediately. 10,000 options were approved for each of three board members for their roles as directors of the company. 115,000 options were approved for employees of the Company for services rendered. Using the black-scholes pricing model, in accordance with the fair value recognition provision of FASB Statement No. 123, the options were valued at $23,134 and recorded as compensation expense in the nine months ended September 30, 2003.

Note 9 - Subsequent Events
         In October 2003, 40,000 shares of preferred stock were converted into 400,000 shares of common stock.

         From October 1 to November 6, 2003, 20,000 Class A warrants were exercised for 20,000 shares of common stock for a total of $10,000.

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

RESULTS OF OPERATIONS

         Quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. For the quarter ended September 30, 2003, revenue increased to $268,023 from $161,688 in 2002, a 66% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 52% in the 2003 period from approximately 23% in the 2002 period, primarily as a result of continued improvement in efficiency as we increase revenue and increased sales of our higher-margin models.

         General and administrative expenses for the 2003 third quarter increased to $2,123,685 from $605,885 in the 2002 third quarter, an increase of $1,517,800. The increase resulted primarily from an aggregate of $810,730 in cash fees paid to consultants for services including investor relations, corporate awareness and offering fees, a non-cash charge of $529,605 in the 2003 third quarter related to the issuance of options pursuant to an endorsement agreement (compared to $0 in the 2002 third quarter), and a $200,000 non-cash charge related to the exercise of warrants by a consultant without payment of the exercise price, which was provided as compensation to such consultant. These increases were partially offset by a reduction in the non-cash cost amortized in the 2003 quarter, compared to the 2002 quarter, reflecting a portion of the fair value of stock issued under consulting agreements entered into during the quarter and in prior periods.

         Due to the increase in general and administrative expenses, partially offset by the revenue increase and the improvement in gross profits, our net loss increased to $1,911,769 in the third quarter of 2003 as compared to a net loss of $572,957 in the comparable quarter of 2002.

         Other income (expense) decreased to a net other income of $72,694 in the 2003 third quarter as compared to net other expense of $4,808 in the 2002 third quarter, primarily due to interest on cash retained upon completion of our preferred stock private placement in July 2003 and miscellaneous income related to the collection of accounts receivable that had been written off in prior periods.

         Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. For the first nine months of 2003, revenue increased to $650,044 from $486,204 in 2002, a 34% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 56% in the 2003 period from approximately 34% in the 2002 period, primarily as a result of continued improvement in efficiency as we increase revenue and increased sales of our higher-margin models.

         General and administrative expenses for the nine months ended September 30, 2003 increased to $3,232,220 from $1,667,850 in the 2002 period, an increase of $1,564,370. The increase resulted primarily from an aggregate of $830,730 in cash fees paid to consultants for services including investor relations, corporate awareness and offering fees, a non-cash charge of $529,605 in the 2003 period related to the issuance of options pursuant to an endorsement agreement (compared to $0 in the 2002 period), and a $200,000 non-cash charge related to the exercise of warrants by a consultant without payment of the exercise price, which was provided as compensation to such consultant. These increases were partially offset by a reduction in the non-cash cost amortized in the 2003 period, compared to the 2002 portion, reflecting a portion of the fair value of stock issued under consulting agreements entered into during the quarter and in prior periods.

         Due to the increase in general and administrative expenses, partially offset by the revenue increase and the improvement in gross profits, our net loss increased to $2,767,484 in the first nine months of 2003 as compared to a net loss of $1,518,309 in the 2002 period.

         Other income (expense) increased to net other income $99,054 in the 2003 period as compared to a net other expense of $18,032 in the 2002 period, primarily due to interest on cash retained upon completion of our preferred stock private placement in July 2003 and miscellaneous income related to the collection of accounts receivable that had been written off in prior periods.

FINANCIAL CONDITION

         On September 30, 2003, our current assets exceeded current liabilities by $2,381,629, compared to an excess of current liabilities over current assets of $588,486, on December 31, 2002. Total assets exceeded total liabilities by $2,443,006, compared to an excess of total liabilities over total assets of $562,262 on December 31, 2002. The increased working capital was primarily due to the sale of 1,452,300 shares of preferred stock for $3,630,750 in the first nine months of 2003. In addition to funding operations, the proceeds from such sales of stock allowed us to increase cash by $2,044,041, increase inventory by $337,713, decrease long-term debt and notes payable by $389,720, decrease accounts payable by $63,340, decrease amounts due to shareholders by $20,519, and decrease accrued liabilities by $145,119. On September 30, 2003, we had a backlog of orders of approximately $90,000.

         We have experienced operating losses and negative cash flows from operating activities in all recent years. The losses have been incurred due to the development time and costs in bringing our products through engineering and to the marketplace. In addition we have not paid notes payable and accounts payable on due dates. However, many of the past-due amounts have now been paid with the proceeds from sales of our preferred stock in the first nine months of 2003. The report of our accountants contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern.

         In order to continue operations, we have been dependent on raising additional funds, and we continued to sell preferred stock through July 31, 2003 to raise capital. In the third quarter of 2003 we sold 1,303,660 shares of preferred stock for $3,259,150 in cash. These sales completed our preferred stock private placement that commenced in September 2001 and substantially alleviated our cash shortages in the near-term. In the nine months ended September 30, 2003, we also received an aggregate of $810,000 in cash in payment of the exercise price for the exercise of outstanding warrants.

         Long-term debt and notes payable decreased to $25,000 on September 30, 2003, as we repaid all such debt and notes, except for one note. The remaining note is from one individual, is unsecured and matured in the third quarter of 2001. However, the note is payable to an existing shareholder that is not making a demand on the note and will continue to accrue interest at 7% for an indefinite period of time. We expect that the shareholder will continue to permit the note to remain outstanding, but the shareholder has the right to demand full payment at any time and may do so.

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

         In the past, we have been able to privately borrow money from individuals by the issuance of notes, and we have been able to raise money by the issuance of preferred stock and common stock. We intend to continue to do so as needed. However, we cannot be certain that we will continue to be able to successfully obtain such financing. If we fail to do so, we may be unable to continue as a viable business.

         In July 2003, we agreed to lease an additional 7,500 square feet of space for $2,000 per month. We are planning the build-out of this space, which we intend to use as (a) storage space for additional inventory of the components and cabinets needed for planned increases in production, (b) additional engineering testing space to perform critical tests and produce data for sound system designers to provide specifications for products, and (c) on-site product demonstrations. We anticipate that this additional space, together with our existing space, will be sufficient to meet our needs for projected sales levels for the next two to three years.

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

Item 3.  Controls and Procedures.
         ------------------------

         As of September 30, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003.

         As a result of the audit of our financial statements for the year ended December 31, 2002, we were required to make restatements and reclassifications of our unaudited financial statements filed for the quarters ended March 31, June 30 and September 30, 2002. Such restatements and reclassifications call into question the effectiveness of our disclosure controls and procedures. We are currently considering enhancements to such controls and procedures.

         We have made no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
-------  ---------------------

         In the quarter ended September 30, 2003, the Company sold 1,303,660 shares of preferred stock for $3,259,150 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The sales were made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

         In the quarter ended September 30, 2003, the Company issued 2,014,600 shares of common stock pursuant to the exercise of outstanding Class A warrants. The Company received $810,000 upon the exercise of 1,620,000 of such warrants, and charged $200,000 as an expense in lieu of payment for the remaining 394,600 shares, which was provided as compensation to a consultant holding the warrants for such 394,600 shares.

         The net proceeds from the sale of preferred stock in the third quarter of 2003 and from the exercise of warrants in the first nine months of 2003 were used for working capital purposes. We used one registered broker-dealer for the sale of approximately 265,968 shares of preferred stock and paid commissions of $33,246 for such sales. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

         The preferred stock offering closed on July 31, 2003. Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits. The following are being filed as exhibits to this
                  Report:

                  Exhibit                Description of Exhibit
                    No.

                  10.1     Commercial Property Lease Agreement, dated as of
                           September 1, 2003, between Scenic Properties, Inc.
                           and SLS International, Inc.
                  10.2     Consulting Agreement, dated as of July 14, 2003,
                           between SLS International, Inc. and Atlantic Services
                           Ltda.
                  10.3     Consulting Agreement, dated as of July 22, 2003,
                           between SLS Loudspeakers and Atlantic Services Ltda.
                  10.4     Consulting Agreement, dated as of August 11, 2003,
                           between SLS International, Inc. and G. Ghecko
                           Enterprises
                  10.5     Contract for Promotional Services, dated July 14,
                           2003, between Ronald E. Gee and SLS International,
                           Inc.
                  10.6     Contract for Promotional Services, dated August 5,
                           2003, between Ronald E. Gee and SLS International,
                           Inc.
                  10.7     Contract for Promotional Services, dated September 5,
                           2003, between Ronald E. Gee and SLS International,
                           Inc.
                  10.8     Consulting Agreement, dated as of August 11, 2003,
                           between SLS Loudspeakers and Berkshire International,
                           LLC
                  10.9     Letter Agreement, dated August 29, 2003, between SLS
                           International and Art Malone, Jr.
                  10.10    Consulting Agreement, dated August 21, 2003, between
                           SLS International, Inc. and Grant Galloway
                  10.11    Agreement, dated July 31, 2003 between SLS
                           International, Inc. and Wall Street Investor
                           Relations Corp.
                  10.12    30 Days Public Relations Services Contracts, dated
                           July 23, 2003, between Fitzgerald Galloway Consulting
                           and SLS International, Inc.
                  31       Rule 13a-14(a) / 15d-14(a) Certifications
                  32       Section 1350 Certifications

         (b) Reports on Form 8-K. We filed no Reports on Form 8-K during the quarter ended September 30, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SLS INTERNATIONAL, INC.
                                            (Registrant)





Date: November 18, 2003                     By /s/ John Gott
                                               ------------------------
                                               John Gott
                                               President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)