Form 10QSB/A
period 2003-09-30
SLS INTERNATIONAL INC
filed 2004-03-08
CIK 1121785

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

                                       N/A
 -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

                             SLS INTERNATIONAL, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Introductory Note                                                           2

Item 1.  Financial Statements

         Condensed Balance Sheet                                            3
         Condensed Statements of Operations                                 4
         Condensed Statement of Cash Flows                                  6
         Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       16

Item 3.  Controls and Procedures                                            20

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                           21

Item 6.  Exhibits and Reports on Form 8-K                                   21

Signature                                                                   23

INTRODUCTORY NOTE
-----------------

This amendment to SLS International, Inc.'s Quarterly Report on Form 10-QSB, initially filed with the Securities and Exchange Commission on November 19, 2003, is being filed to reflect the restatement of our unaudited condensed financial statements for the quarter and nine months ended September 30, 2003, resulting from the reclassification of certain items within the financial statements. The reclassifications in the nine-month period ended September 30, 2003 consist of the following:

The balance sheet now reflects the obligation to issue 16,000 shares of preferred stock that were sold for $40,000 in July 2003 but were not issued until November 2003. The receipt of $40,000 was inadvertently recorded as a credit to "Cost of goods sold." The credit has been removed from the restated financial statements and instead are reflected as a $16 increase in "Preferred stock not issued but owed to buyers," a $79,984 increase in "Contributed capital
- preferred," and an offsetting increase of $40,000 in "Discount on preferred stock." The removal of the credit to "Cost of goods sold" resulted in $40,000 increases in "Cost of goods sold," "Loss from operations" and "Net loss" and a decrease of $40,000 in "Gross profit."

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

SLS International, Inc.
Condensed Balance Sheet

                                                                        September 30,   December 31,
                                                                            2003            2002
                                                                        -------------   ------------
                                                                         (unaudited)      (audited)
Assets
Current assets:
     Cash                                                                $ 2,048,281     $     4,240
     Accounts receivable, less allowance for doubtful accounts of
       $87,841 for Sept. 30, 2003 and $132,396 for December 31, 2002         139,306         165,024
     Inventory                                                               599,286         261,573
     Prepaid expenses and other current assets                                 2,317           6,936
                                                                         -----------     -----------

                 Total current assets                                      2,789,190         437,773
                                                                         -----------     -----------

Fixed assets:
     Vehicles                                                                 73,376          31,026
     Equipment                                                                59,504          55,083
     Leasehold improvements                                                    3,376           3,376
                                                                         -----------     -----------

                                                                             136,256          89,485
Less accumulated depreciation                                                 74,879          63,261
                                                                         -----------     -----------

                 Net fixed assets                                             61,377          26,224
                                                                         -----------     -----------

                                                                         $ 2,850,567     $   463,997
                                                                         ===========     ===========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Current maturities of long-term debt and notes payable              $    25,000     $   414,720
     Accounts payable                                                        354,109         417,449
     Due to shareholders                                                       2,674          23,193
     Accrued liabilities                                                      25,778         170,897
                                                                         -----------     -----------

                 Total current liabilities                                   407,561       1,026,259
                                                                         -----------     -----------

Commitments and contingencies:
Shareholders' deficit:
     Preferred stock not issued but owed to buyers, $.001 par,
        5,000,000 shares authorized; 1,557,300 and 315,000 shares
       at September 30, 2003 and December 31, 2002                             1,557             315
     Discount on preferred stock                                          (2,595,087)       (233,294)
     Contributed capital - preferred                                       8,973,345       1,852,183
     Common stock, $.001 par; 75,000,000 shares authorized;
       26,948,128 shares and 21,453,528 shares issued at
       September 30, 2003 and December 31, 2002                               26,949          21,454
     Common stock not issued but owed to buyers; 302,000 shares and
         1,222,000 shares at September 30, 2003 and December 31, 2002            302           1,222
     Contributed capital - common                                          5,038,014       3,386,624
     Unamortized cost of stock issued for services                           (38,881)       (524,984)
     Retained deficit                                                     (8,963,194)     (5,065,782)
                                                                         -----------     -----------

                 Total shareholders' equity (deficit)                      2,443,006        (562,262)
                                                                         -----------     -----------

                                                                         $ 2,850,567     $   463,997
                                                                         ===========     ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations

                                                           For The Three Months Ended
                                                                  September 30,
                                                         -----------------------------
                                                             2003             2002
                                                         ------------     ------------
                                                                  (unaudited)
Revenue                                                  $    268,023     $    161,688

Cost of sales                                                 168,801          123,952
                                                         ------------     ------------

Gross profit                                                   99,222           37,736

General and administrative expenses                         2,123,685          605,885
                                                         ------------     ------------

Loss  from  operations                                     (2,024,463)        (568,149)

Other income (expense):
     Interest expense                                          14,360           (5,067)
     Interest and miscellaneous, net                           58,334              259
                                                         ------------     ------------

                                                               72,694           (4,808)
                                                         ------------     ------------

Loss before income tax                                     (1,951,769)        (572,957)

Income tax provision                                               --               --
                                                         ------------     ------------

Net loss                                                   (1,951,769)        (572,957)
                                                         ------------     ------------

Deemed dividend associated with beneficial conversion
   of preferred stock                                        (877,369)        (180,892)
                                                         ------------     ------------

Net loss availiable to common shareholders               $ (2,829,138)    $   (753,849)
                                                         ============     ============


Basic and diluted earnings per share                     $      (0.11)    $      (0.04)
                                                         ============     ============

Weighted average shares outstanding                        26,391,728       20,647,195
                                                         ============     ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

SLS International, Inc.
Condensed Statement Of Operations

                                                           For The Nine Months Ended
                                                                 September 30,
                                                         -----------------------------
                                                             2003             2002
                                                         ------------     ------------
                                                                  (unaudited)
Revenue                                                  $    650,044     $    486,204

Cost of sales                                                 324,362          318,631
                                                         ------------     ------------

Gross profit                                                  325,682          167,573

General and administrative expenses                         3,232,220        1,667,850
                                                         ------------     ------------

Loss  from  operations                                     (2,906,538)      (1,500,277)

Other income (expense):
     Interest expense                                            (218)         (18,330)
     Interest and miscellaneous, net                           99,272              298
                                                         ------------     ------------

                                                               99,054          (18,032)
                                                         ------------     ------------

Loss before income tax                                     (2,807,484)      (1,518,309)

Income tax provision                                               --               --
                                                         ------------     ------------

Net loss                                                   (2,807,484)      (1,518,309)
                                                         ------------     ------------

Deemed dividend associated with beneficial conversion
   of preferred stock                                      (1,089,927)        (386,118)
                                                         ------------     ------------

Net loss availiable to common shareholders               $ (3,897,411)    $ (1,904,427)
                                                         ============     ============


Basic and diluted earnings per share                     $      (0.16)    $      (0.09)
                                                         ============     ============

Weighted average shares outstanding                        24,720,928       20,095,306
                                                         ============     ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

SLS International, Inc.
Condensed Statement Of Cash Flows

                                                                       For The Nine Months Ended
                                                                            September 30,
                                                                      ---------------------------
                                                                         2003            2002
                                                                      -----------     -----------
                                                                              (unaudited)
Operating activities:
     Net loss                                                         $(2,807,484)    $(1,518,309)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                                     11,618          11,139
         Amortization of cost of stock issued for services                779,103         635,352
         Expenses of employee stock options granted                       552,739              --
     Change in assets and liabilities-
         Accounts receivable, less allowance for doubtful accounts         25,718          34,258
         Inventory                                                       (337,713)        (74,003)
         Prepaid expenses and other current assets                          4,619             511
         Accounts payable                                                 (63,340)        162,519
         Due to shareholders                                              (20,519)         (2,000)
         Accrued liabilities                                             (145,119)         21,247
                                                                      -----------     -----------

         Cash used in operating activities                             (2,000,378)       (729,286)
                                                                      -----------     -----------


Investing activities:
     Additions of fixed assets                                            (46,771)         (2,697)
                                                                      -----------     -----------

         Cash used in investing activities                                (46,771)         (2,697)
                                                                      -----------     -----------

Financing activities:
     Sale of stock                                                      4,480,750         645,500
     Borrowing of notes payable                                           102,000          55,000
     Repayments of notes payable                                         (491,560)         (9,146)
                                                                      -----------     -----------

         Cash provided by financing activities                          4,091,190         691,354
                                                                      -----------     -----------

Increase (decrease) in cash                                             2,044,041         (40,629)
Cash, beginning of period                                                   4,240          48,390
                                                                      -----------     -----------

Cash, end of period                                                   $ 2,048,281     $     7,761
                                                                      ===========     ===========

Supplemental cash flow information:
     Interest paid                                                    $    43,345     $        --
     Income taxes paid (refunded)                                              --              --

Noncash investing activities:
     Stock issued and options granted for services                    $   822,605     $ 1,073,172

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

         In the nine months ended September 30, 2003, the Company sold 1,468,300 shares of preferred stock for $3,670,750. The preferred stock offering was closed on July 31, 2003. This preferred stock contained beneficial conversion features. The features allows the holder to convert the preferred to 10 shares of common stock after a one year period. A discount on preferred shares of $3,451,720 relating to the beneficial conversion feature was recorded on these sales, which will be amortized over a one year period beginning with the date the shareholders purchased their shares. $1,089,927 was amortized to retained earnings in the nine months ended September 30, 2003. At September 30, 2003, the unamortized beneficial conversion on preferred shares was $2,595,088.

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

NOTE 9 - SUBSEQUENT EVENTS
         From October 1 to November 6, 2003, 20,000 Class A warrants were exercised for 20,000 shares of common stock for a total of $10,000.

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

RESULTS OF OPERATIONS

         Quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. For the quarter ended September 30, 2003, revenue increased to $268,023 from $161,688 in 2002, a 66% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 37% in the 2003 period from approximately 23% in the 2002 period, primarily as a result of continued improvement in efficiency as we increase revenue and increased sales of our higher-margin models.

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

         Due to the increase in general and administrative expenses, partially offset by the revenue increase and the improvement in gross profits, our net loss increased to $1,951,769 in the third quarter of 2003 as compared to a net loss of $572,957 in the comparable quarter of 2002.

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

         Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. For the first nine months of 2003, revenue increased to $650,044 from $486,204 in 2002, a 34% increase, resulting primarily from the expansion of our loudspeaker product line and the continued growth in sales of our loudspeakers. Our gross profit percentage increased to approximately 50% in the 2003 period from approximately 34% in the 2002 period, primarily as a result of continued improvement in efficiency as we increase revenue and increased sales of our higher-margin models.

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

         Due to the increase in general and administrative expenses, partially offset by the revenue increase and the improvement in gross profits, our net loss increased to $2,807,484 in the first nine months of 2003 as compared to a net loss of $1,518,309 in the 2002 period.

         Other income (expense) increased to net other income $99,054 in the 2003 period as compared to a net other expense of $18,032 in the 2002 period, primarily due to interest on cash retained upon completion of our preferred stock private placement in July 2003 and miscellaneous income related to the collection of accounts receivable that had been written off in prior periods.

FINANCIAL CONDITION

         On September 30, 2003, our current assets exceeded current liabilities by $2,381,629, compared to an excess of current liabilities over current assets of $588,486, on December 31, 2002. Total assets exceeded total liabilities by $2,443,006, compared to an excess of total liabilities over total assets of $562,262 on December 31, 2002. The increased working capital was primarily due to the sale of 1,468,300 shares of preferred stock for $3,670,750 in the first nine months of 2003. In addition to funding operations, the proceeds from such sales of stock allowed us to increase cash by $2,044,041, increase inventory by $337,713, decrease long-term debt and notes payable by $389,720, decrease accounts payable by $63,340, decrease amounts due to shareholders by $20,519, and decrease accrued liabilities by $145,119. On September 30, 2003, we had a backlog of orders of approximately $90,000.

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

         In order to continue operations, we have been dependent on raising additional funds, and we continued to sell preferred stock through July 31, 2003 to raise capital. In the third quarter of 2003 we sold 1,319,660 shares of preferred stock for $3,299,150 in cash. These sales completed our preferred stock private placement that commenced in September 2001 and substantially alleviated our cash shortages in the near-term. In the nine months ended September 30, 2003, we also received an aggregate of $810,000 in cash in payment of the exercise price for the exercise of outstanding warrants.

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

ITEM 3.  CONTROLS AND PROCEDURES.
         -----------------------

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
-------  ---------------------

         In the quarter ended September 30, 2003, the Company sold 1,319,660 shares of preferred stock for $3,299,150 in cash. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. The sales were made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

         In the nine months ended September 30, 2003, the Company issued 2,014,600 shares of common stock pursuant to the exercise of outstanding Class A warrants. The Company received $810,000 upon the exercise of 1,620,000 of such warrants, and charged $200,000 as an expense in lieu of payment for the remaining 394,600 shares, which was provided as compensation to a consultant holding the warrants for such 394,600 shares.

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

         The preferred stock offering closed on July 31, 2003.

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

         (a) Exhibits. The following are being filed as exhibits to this Report:

             Exhibit No.         Description of Exhibit
             -----------         ----------------------
                10.1        Commercial Property Lease Agreement, dated as of September 1, 2003, between Scenic Properties, Inc. and SLS International, Inc.*
                10.2        Consulting Agreement, dated as of July 14, 2003, between SLS
                            International, Inc. and Atlantic Services Ltda.*
                10.3        Consulting Agreement, dated as of July 22, 2003,
                            between SLS Loudspeakers and Atlantic Services Ltda.*


             Exhibit No.         Description of Exhibit
             -----------         ----------------------
                10.4        Consulting Agreement, dated as of August 11, 2003, between SLS
                            International, Inc. and G. Ghecko Enterprises*
                10.5        Contract for Promotional Services, dated July 14, 2003, between Ronald
                            E. Gee and SLS International, Inc.*
                10.6        Contract for Promotional Services, dated August 5, 2003, between
                            Ronald E. Gee and SLS International, Inc.*
                10.7        Contract for Promotional Services, dated September 5, 2003, between
                            Ronald E. Gee and SLS International, Inc.*
                10.8        Consulting Agreement, dated as of August 11, 2003, between SLS
                            Loudspeakers and Berkshire International, LLC*
                10.9        Letter Agreement, dated August 29, 2003, between SLS International and
                            Art Malone, Jr.*
                10.10       Consulting Agreement, dated August 21, 2003, between SLS
                            International, Inc. and Grant Galloway*
                10.11       Agreement, dated July 31, 2003 between SLS International, Inc. and
                            Wall Street Investor Relations Corp.*
                10.12       30 Day Public Relations Services Contracts, dated July 23, 2003, between Fitzgerald Galloway Consulting and SLS International, Inc.*
                31          Rule 13a-14(a) / 15d-14(a) Certifications*
                32          Section 1350 Certifications*

----------
* Filed as an exhibit to Form 10-QSB filed with the SEC on November 19, 2003.

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

                                              SLS INTERNATIONAL, INC.
                                              --------------------------------
                                              (Registrant)





Date: March 4, 2004                          By /s/ John Gott
                                                -----------------------------
                                                John Gott
                                                President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)