Form 10KSB
period 2003-12-31
SLS INTERNATIONAL INC
filed 2004-03-30
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003   Commission file number 333-43770

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The revenue of SLS International, Inc. in the year ended December 31, 2003 was $968,245.

         The aggregate market value of SLS International, Inc. voting stock held by nonaffiliates was approximately $49,380,722 on March 16, 2004.

         On March 16, 2004, 28,868,780 shares of SLS International, Inc. common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                         PAGE
PART I                                                                                                   ----
Item 1.           Business...........................................................................      1
Item 2.           Properties.........................................................................     14
Item 3.           Legal Proceedings..................................................................     15
Item 4.           Submission of Matters to a Vote of Security Holders................................     15

PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters........          15
Item 6.            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations.............................................................     16
Item 7.            Financial Statements..............................................................     21
Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure........................................................................     21
Item 8A.           Controls and Procedures...........................................................     21

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act.................................................     22
Item 10.           Executive Compensation............................................................     23
Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters...............................................................     24
Item 12.           Certain Relationships and Related Transactions....................................     27
Item 13.           Exhibits and Reports on Form 8-K..................................................     27
Item 14.           Principal Accountant Fees and Services............................................     32

SIGNATURES...........................................................................................     34

FINANCIAL STATEMENTS TABLE OF CONTENTS...............................................................    F-1

                                     PART I

ITEM 1.  BUSINESS.
         --------

         We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers, a Commercial Line of loudspeakers, Home Theatre systems, a line for recording and broadcast studios, a line for contractor installations and touring companies, and a line of in-wall, in-ceiling and outdoor loudspeakers.

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

RECENT EVENTS

         In March 2004, we completed a merger of Evenstar, Inc. into a newly formed, wholly owned subsidiary. As a result of the merger, we now own, through the subsidiary, certain technologies and proprietary rights, including those embodied in one issued patent and one patent application. The technologies consist of digital amplification technologies that we intend to use in our loudspeakers and in stereo amplifiers in a product line complementary to our loudspeakers. We intend to sell these products through our current distribution channels, as well as through relationships that we expect to develop with mass merchandisers and real estate developers. In exchange for such technologies, we paid $300,000 in cash and issued 300,000 shares of our common stock to the seller. Simultaneously with the acquisition, we hired Joel Butler as director of our electronics division.

DEVELOPMENT

         Initially, we engaged in the direct sale and installation of sound systems for various customers and rented lighting and sound equipment. The business evolved into the business of designing cabinets for loudspeaker systems for sale and installation. We manufactured the cabinets and purchased the components, which consisted of compression drivers and woofers from independent manufacturers, and sold and installed the systems for our customers. The compression drivers make the high frequency or treble sounds and the woofers make the low frequency or bass sounds. During 1994, we expanded our line of loudspeaker systems to include speakers that used ribbon drivers instead of compression drivers. At that time, we purchased the ribbon drivers from an independent manufacturer.

         As we developed our ribbon driver line of loudspeakers we relied on our Tef 20 computer acoustic measurement system to analyze and measure sound waves. This system is the industry standard for loudspeaker designing and is used by most of the major loudspeaker manufacturers in the design and manufacture of loudspeaker systems. Our Tef 20 system indicated that the ribbon driver systems that we were designing were superior in several ways to the compression driver systems that we previously used. The ribbon driver system that we were designing had a smoother frequency response. The level of mid-range sound and treble sound that the ribbon driver systems were producing was more even and therefore the loudspeaker reproduced whatever sound it received in a more natural manner. Also, the ribbon driver did not produce the same level of distortion when played at higher frequency levels, as compared to the compression driver. This resulted in a positive reaction from our customers to the quality of sound, and as a result we decided to change our overall strategy. We determined to focus our efforts solely on the manufacture and sale of lines of ribbon driver speaker systems. We sell our speaker systems in six product lines:

         o The Professional Contractor Speaker System, a more expensive "professional" line
         o        The Universal Series Speaker System, a less expensive
                  "commercial" line
         o        The Home Theatre Speaker Systems
         o        The Studio Series, for recording and broadcast studios
         o The Ribbon Line Array (RLA) Series, for contractor installations and touring companies
         o The Design Series, consisting of in-wall, in-ceiling and outdoor speakers for home theater and commercial installations

         The market for the ribbon driver product line is new and growing. Our future success is uncertain because the loudspeaker market is experiencing rapid technological advances, changing customer needs and evolving industry standards.

         To realize our expectations regarding our operating results, we will depend on:

         o        Market acceptance of our ribbon driver products;
         o Our ability to compete in quality, price and customer service for our products;
         o Our ability to develop, in a timely manner, new products and services that keep pace with developments in technology;
         o        Our ability to meet changing customer requirements; and
         o Our ability to enhance our current products and services and deliver them efficiently through appropriate distribution channels.

TECHNOLOGY

         The function of loudspeakers is to increase the volume of sound in order to enable the sound to be heard by many people occupying a large area. For many years, the loudspeaker industry used certain types of components to increase the volume of sound. The technology originally permitted only the types of components that required low electrical power in order to achieve high volume sound. In the past, loudspeakers consisted in part of a component called the compression driver. This device generally is used to reproduce the mid-range and high frequencies of sound. Early compression drivers consisted of a diaphragm made of a linen-based manmade resin material that is enclosed in a chamber. This diaphragm was generally formed as a partial sphere, similar to a ball that has been cut in half. The edges of the diaphragm were then wound many times with a fine electrical wire called a voice coil. Electrical current from an amplifier is sent through the wire and the diaphragm vibrates to produce the sound wave. However, in the compression driver, the diaphragm is enclosed in a chamber with the sound exiting out of a relatively small hole that increases the velocity of the sound. This is similar to forcing air or water through a small hole to increase its velocity. The disadvantage of the compression driver is that before the sound waves are forced through the small hole they are first bounced around inside of the chamber and become distorted and tend to produce a certain amount of listening fatigue for audiences. Today the compression drivers use a diaphragm made from aluminum and titanium and can produce the same high volume but with higher frequency sounds. Although today's compression drivers are superior to those of the past due to the new materials, the negative aspects still exist to a degree because of the nature of the design of the compression driver.

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

         The ribbon driver that we have developed uses new lightweight high-powered magnets and plastics that can withstand high temperatures. This enables the speaker system to have increased power-handling ability and higher sound volume with substantial reliability and clarity. We have completed development of our own proprietary ribbon driver, model PRD 500, a 5-inch version of the ribbon driver. Since 2001, we have directly manufactured models PRD 500 and PRD 1000, for use in our Home Theatre line, Universal Series Commercial line, our Studio Series, our Ribbon Line Array (RLA) Series and our Professional line of loudspeakers. Sale of the Commercial line of loudspeakers with direct-manufactured ribbon drivers began in June 2001, and sales of the Professional line of products with direct-manufactured ribbon drivers began in September 2001. The Studio Series, the RLA Series and the Design Series were all developed in 2002 and 2003 and use our ribbon drivers or ribbon drivers that we purchase from B&G Corporation. This direct manufacture of ribbon drivers substantially reduces our product cost, and it also provides improved performance for our loudspeaker systems. We also expect to use the PRD 1000 in a proposed Cinema Line of loudspeakers for movie houses. We are displaying for the first time at the annual Show West Cinema trade show in March 2004, and through March 2004, we have several cinema systems specified for installations in cinemas in the latter part of 2004.

PRODUCTS

         Previously, when we were involved in selling and installing our products for end-users, our product line consisted of twelve models of Professional Contractor speaker systems. As a result of the change in operations to a wholesale business, selling to distributors, we have increased our product lines. In addition to the models previously manufactured, we added two product lines, consisting of twelve new models, and increased the number of models we manufacture under our Professional Contractor System.

         Our Professional Contractor Speaker System line now consists of eighteen models of speaker systems, each model consisting of a speaker cabinet and components of woofers that provide the bass sounds and ribbon drivers that provide the treble sounds. This line, the cabinets of which we generally manufacture, is usually sold to large contractors and is installed for churches, theatres, school auditoriums, casinos, night clubs and touring production companies. Although we now manufacture our own ribbon drivers, the woofers are manufactured to our specifications by non-affiliated manufacturers.

         Our Commercial line, the Universal Series Speaker System, consists of lower-cost speakers that are designed to be sold by music stores for orchestras, disc jockeys and the less expensive commercial market. There are twelve models of different size, with less expensive components that produce varying sound levels and area coverage capabilities. These models are equal in quality to, but do not produce the sound levels of, our Professional Contractor Speaker System Line.

         We recently developed a new line of loudspeakers for the home theatre market. We intend to direct a substantial effort to capture a greater share of the home theatre market. Our Home Theatre Loudspeaker System consists of four models that use the smallest unit of our Professional Contractor Loudspeaker System as their basis. We manufacture the cabinetry and the ribbon drivers for this system, our PRD 500. These systems are designed for the boardroom and for the home. The home theatre market requires equipment that uses five or more speakers placed around a room. This configuration provides the listener with "surround sound" similar to a movie theatre experience. Almost all current movies are now produced in surround sound, which uses at least five speakers plus a sub-woofer system.

         Due to the unique design of our ribbon drivers we have developed a new series of speaker systems for the contractor installation and touring sound reinforcement markets. These products are part of our new RLA Series. This line has been receiving high acclaim in the industry and we have received orders for this product line in many new prestigious installations.

         Our recent efforts in home theater marketing have led us to market and offer products for the home theater and commercial in-wall and in-ceiling speaker segment of our industry. These products are called our Design Series and are being specified in many future installations.

         We have developed two new models of speaker systems for the recording studio and broadcast markets and have added them to our existing on-studio speaker that was originally part of our Professional line. We are now designating these three different speakers as our Studio Series.

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

         We re-packaged certain models of our Professional Contractor Sound Systems for the cinema and movie theatre market by simplifying the cabinetry. In a typical movie house, the speakers are usually not displayed in view of the public, which allows for simplified cabinetry. The new cabinetry is designed to be less costly, as are the other components, which we expect to provide our representatives with a cost advantage in marketing our system to cinema owners. At present, a total of ten models have been repackaged for this line. They were introduced to cinema companies by means of personal demonstrations and are being shown to the entire cinema market in March 2004 at the annual Show West Cinema trade shows.

         We have developed a new less-expensive 5.1 Home Theater system, which is now in production. It is in stock and being sold through our existing and new home theater dealers.

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

         Our sources of supply of other component sub-parts are all competitively priced and we have a sufficient number of other sources of supply available to us should the need arise for additional components. If a termination of an existing relationship with any current supplier occurs we do not expect to have any difficulty in replacing that source. We presently purchase most of the woofers used in our systems from a non-affiliated Canadian company that produces them according to our specifications.

SALES AND MARKETING

         Domestic. In addition to advertising in trade journals and attending industry conventions for promotion and sale of our products, we have established a network of distributors to cover the territorial United States. Currently, we have approximately 100 dealers for our Professional line, 6 distributors for our Professional and Commercial lines, 20 dealers for our Home Theatre line, 2 domestic and 6 international distributors for our Home Theatre line, and 100 dealers for our Commercial line. These outlets sell our products in approximately three-quarters of the United States and six foreign countries. The dealer agreement may be terminated without cause by either party on 30 days notice.

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

         In June 1999, we ceased selling our loudspeaker systems directly to end-users. Up to that time, we sold only the Professional Contractor Loudspeaker Systems to end-user customers, primarily churches, schools, nightclubs and similar establishments. These systems contained ribbon drivers manufactured by others. From June 1999 through June 2000, we converted to a manufacturing company and developed more products. These additional products consisted of the Commercial line of Universal Series Loudspeaker systems and Home Theatre speaker systems. In 2003, we sold 258 units of our Universal Series systems, 285 units of our Home Theatre Systems, 130 units of our Professional Contractor systems, 75 units of our Studio Series systems, 415 units of our RLA Series sytems, and 137 units of our Design Series systems.

         We will continue to design and manufacture the same products as previously sold to end-users for sale through our dealer network. The Universal

Series and Home Theatre lines, part of our Studio Series line, and some models of our RLA Series line contains our ribbon driver model PRD 500. The Professional Contractor Loudspeaker line and other models of the RLA Series line contains our ribbon driver model PRD 1000.

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

         Because our sales are in US currency, foreign currency exchange fluctuations could materially affect us negatively. A decrease in the value of foreign currencies as they relate to the U.S. dollar could make the pricing of our products more expensive than products of our foreign competitors that are priced in foreign currencies. Because of the fluctuating exchange rates and our involvement with a number of currencies, we are unable to predict future operating results.

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

COMPETITION

         Our main competitors are JBL Professional, a division of Harmon International, Inc.; Eastern Acoustics Works, Inc.; Meyer Sound, Inc.; Turbosound, Inc.; and Renkus-Heinz, Inc. All of these companies have substantially greater assets and financial resources than we do. Most of the competitors compete in both the higher priced, more sophisticated line of loudspeaker systems, which are similar to our Professional Contractor Speaker Systems, and the lower priced, less sophisticated line of loudspeaker systems, similar to our Universal Series Speaker Systems. Meyer Sound and Renkus-Heinz are engaged only in the more expensive speaker systems. All of these competitors presently use the compression driver component in their sound systems. Although our ribbon driver products are new, the nature of the market for our loudspeaker products is highly competitive and sensitive to the introduction of new products. As a result, we may experience increasing competition in the future.

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

         The laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. Also, our domestic and international competitors may develop other technology that produces results similar to our technology. We expect that some loudspeaker products may be subject to patent infringement claims as the number of products and competitors in our industry grows. As a result, third parties may assert patent infringement claims against us in the future, and such claims may not be resolved in our favor. Any such claims, with or without merit, could be time-consuming and may result in costly litigation. Such claims may also require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if they become necessary, may not be available on terms that are favorable to us, if at all. In addition, we may be forced to commence litigation in the future to protect our trade secrets or proprietary rights, or to determine the validity and extent of the proprietary rights of others. Such possible litigation could result in substantial costs and diversion of our energy and resources.

EMPLOYEES

         We have a total of 19 employees, one of which is executive, three are administrative, one is a marketing director, one is in technical communications, one is a sales manager, two are in engineering and ten are technical and assembly personnel. In the past, we have employed additional temporary and part-time employees to meet production obligations and fill orders. There is presently no labor union contract between any union and us. We do not anticipate our employees will seek to form or join a union for the foreseeable future.

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

         We have recently re-focused our business on the development and application of our ribbon driver technology. This new business may not be successful and our future operating performance may not bring about the results that we are seeking. Our operating results for future periods are subject to all of the risks and uncertainties which are inherent in the establishment of new business enterprises, and in particular will depend upon:

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

         We intend to continue advertising in trade journals and attending industry conventions to maintain our image as a competitor in the loudspeaker industry in the U.S. and internationally. We are seeking to derive profits and competitiveness by sales through the dealer network of our product line using our less costly ribbon driver, which we have manufactured since 2001. However, we cannot assure investors or predict profits from distributor sales or any other business activity.

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

         Many of these factors are beyond our control. For these reasons, period-to-period comparisons of our financial results may not necessarily assist in forecasting our future performance.

RISK FACTORS

         An investment in our common stock involves various risks, including those described in the risk factors below. You should carefully consider these risk factors, together with all of the other information included in this report, before investing in our common stock. If any of the following risks, or any other risks not described below, develop into actual events, then our business, financial condition, results of operations, or prospects could be materially adversely affected, the market price of our common stock could decline further and you could lose all or part of your investment in our common stock.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE IF WE DO NOT ACHIEVE SUFFICIENT REVENUE TO ABSORB RECENT AND PLANNED EXPENDITURES.

         We have experienced significant operating losses since investing in the development of ribbon driver technology in 1998 and, through December 31, 2003, have an accumulated retained deficit of approximately $10,843,561. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses in future periods. These losses or fluctuations in our operating results could cause the market value of our common stock to decline.

WE WILL DEPEND ON ADDITIONAL CAPITAL.

         Our ability to implement our strategy and expand our operations largely depends on our access to capital. To implement our long-term strategy, we plan to make ongoing expenditures for the expansion and improvement of our product line and the promotion of our products. To date, we have financed our operations primarily through sales of equity and the issuance of notes. We will need to issue additional equity or other securities to obtain the financing required to continue our operations. However, additional capital may not be available on terms acceptable to us. Our failure to obtain sufficient additional capital could curtail or alter our growth strategy or delay needed capital expenditures.

OUR DEPENDENCE UPON THIRD-PARTY DEALERS FOR SALES MAKES US VULNERABLE TO THE EFFORTS OF OTHERS WHICH ARE BEYOND OUR CONTROL.

         Our distributors may not continue their current relationships with us and they may give higher priority to the sale of our competitors' products. In addition, to be effective, distributors must devote significant technical, marketing and sales resources to an often lengthy sales cycle. Our current and future distributors may not devote sufficient resources to market our products effectively and economic or industry conditions may adversely affect their ability to market or sell for us. A reduction in sales efforts or a discontinuation of distribution of our products by any distributor could lead to reduced sales and greater net losses.

WE MAY NOT GAIN MARKET ACCEPTANCE OF OUR RIBBON DRIVER TECHNOLOGY.

         We believe that revenues from our ribbon driver product line will account for a material portion of our revenue for the foreseeable future. Our future financial performance will depend on the market acceptance of our ribbon driver technology and products. The market for sound systems is sustained by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. To date, we have had limited sales of products containing our new technology ribbon drivers. If our ribbon driver technology and product line do not gain sufficient positive market acceptance, we may not achieve anticipated revenue, profits or continued viability.

IN THE LOUDSPEAKER MARKET, WE ARE SUBJECT TO INTENSE COMPETITION.

         Although our ribbon driver loudspeaker products are relatively new and emerging, the markets for loudspeaker products are extremely competitive and we expect such competition to increase. The market for sound enhancement products in general is intensely competitive and sensitive to new product introductions or enhancements and marketing efforts by our competitors. We expect to experience increasing levels of competition in the future. Although we have attempted to design our loudspeaker systems to compete favorably with competitive products, we may not be able to establish and maintain our competitive position against current or potential competitors. Aggressive competition could cause us to have sales and profitability below expectations.

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

OUR RECURRING LOSSES AND DEPENDENCE UPON ADDITIONAL FINANCING HAVE CAUSED OUR AUDITORS TO ISSUE A STATEMENT INDICATING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         The accountants' audit report on our financial statements for the year ended December 31, 2003 included a statement that, because of recurring losses and our dependency on the sale of securities or obtaining debt financing, there was a substantial doubt about our ability to continue as a going concern. If we are unable to raise additional financing to cover operating expenses and derive additional revenue from sales, we may no longer be a viable business.

SINCE OUR COMMON STOCK IS THINLY TRADED, IT CAN BE SUBJECT TO EXTREME RISES OR DECLINES IN PRICE, AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID.

         You may have difficulty reselling shares of our common stock. You may not be able to resell your shares at or above the price you paid, or at a fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company.

OUR PATENT APPLICATION MAY NOT BE ISSUED AND EVEN IF IT IS ISSUED, WE STILL MAY NOT BE ABLE TO ADEQUATELY PROTECT THE PATENT OR OUR OTHER INTELLECTUAL PROPERTY.

         In September 2002, we filed a U.S. patent application on our proprietary ribbon driver technology. Our success will depend in significant part on our ability to obtain, preserve and defend U.S. patent protection for this technology. The patent may not be issued from the patent application. The issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it. Litigation, which could be costly and time consuming, may be necessary to enforce any patent issued in the future or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of our patent or challenge the extent of the patent's coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial.

         It is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources. In addition, there is a risk that a court would decide that our patent is not valid, that we do not have the right to stop the other party from using the inventions, or that the competitor's activities do not infringe our patent.

         Our competitive position is also dependent upon unpatented technology and trade secrets, which may be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques that would legally circumvent our intellectual property rights. Currently, we have not registered any potential trademarks and we may not be able to obtain registration for such trademarks.

THE USE OF OUR TECHNOLOGIES COULD POTENTIALLY CONFLICT WITH THE RIGHTS OF
OTHERS.

         Our competitors, or others, may have or may acquire patent rights that they could enforce against us. If our products conflict with patent rights of others, third parties could bring legal actions against us or our suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to alter our products or obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial.

WE MUST EXPAND OUR OPERATIONS TO COMMERCIALIZE OUR PRODUCTS, WHICH WE MAY NOT BE ABLE TO DO.

         We will need to expand and effectively manage our operations and facilities to successfully pursue and complete our commercialization efforts. We will need to add personnel, including management, and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage our growth, we must train, manage and motivate a substantially larger employee base, accurately forecast demand for our products and implement operational, financial and management information systems. In the event that we fail to expand or manage our growth effectively or if we cannot recruit qualified employees, our commercialization efforts could be curtailed or delayed.

WE MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, AND WE MAY NOT BE ABLE TO INTEGRATE AND OPERATE THE ACQUISITIONS.

         From time to time, we have considered the acquisition of other businesses or other technologies, and we continue to consider such acquisitions as opportunities arise. As discussed above under "Recent Events," we acquired Evenstar, Inc. in March 2004. Some of these businesses and technologies, including Evenstar, are directly related to our business and others are not. If we make any such acquisitions, we may not be able to efficiently combine our operations with those of the businesses or technologies we acquire without encountering difficulties. These difficulties could result from a variety of issues, including incompatible operating practices, corporate cultures, product lines, or technologies. As a result, we may have difficulties in integrating, managing and operating the acquired businesses and technologies.

FUTURE SALES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Future sales of substantial amounts of our common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise could have a material adverse impact on the market price for the common stock at the time. On March 16, 2004, there were approximately 16,000,000 outstanding shares of our common stock held by stockholders that are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has held the stock for one year may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule
144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a non-affiliate who has held the security for two years. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our common stock.

WE MAY HAVE LIABILITY FOR PRIOR ISSUANCES OF OUR STOCK.

         Since May 1, 2002, warrant holders exercised 2,394,000 Class A Warrants and 16,600 Class B Warrants for a total of 2,410,600 shares of common stock. The warrant holders paid an aggregate of $1,246,800 for these exercises. Since May 1, 2002, the registration statement that we filed with the U.S. Securities and Exchange Commission to register the common stock issuable upon exercise of these warrants may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intend to make a rescission offer, in the second quarter of 2004, to all warrant holders who exercised warrants during the period from May 1, 2002 through the date of the rescission offer. Once made, the rescission offer is expected to remain open for 30 days. The rescission offer would require us to repurchase the shares of common stock issued upon exercise of the warrants at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. If all warrant holders accepted the rescission offer, we would be required to pay $1,246,800 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect. The current market price is over the $.50 exercise price of the Class A warrants, and if that remains true, we would expect no former holders of Class A Warrants to accept the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 16,600 Class B warrants were exercised during the rescission offer period, making our potential rescission liability to the former Class B warrant holders equal to $49,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders.

ITEM 2.  PROPERTIES.
         ----------

         We do not own any real property. We lease and operate in 19,500 square feet of office and factory space at our current headquarters address from a nonaffiliated landlord. The lease expires on August 31, 2004. The monthly rental is presently $4,650. Our facility is divided into four equal 3,000 square foot sections that are internally connected plus one 7,500 square foot adjoining section. One of the 3,000 square foot sections is used for cabinet fabrication; another is used for storage of completed cabinets and component storage; the third is used for assembly and shipping; and the fourth is used for engineering and administration. The 7,500 square foot section is used for inventory, packaging and trade show materials storage. These facilities are suitable for producing in excess of 300 finished speaker cabinets per week and for the production of up to 1,500 ribbon drivers per month. Although we have no plans to relocate our facility, should the occasion arise to do so, there is ample factory and office space available at other locations in the region at similar or competitive rates. In addition, we have three subcontractor cabinet shops that add to our production capabilities. These companies are highly automated and can supply up to a total of 2000 cabinets per week on scheduled notice.

         In July 2003, we agreed to lease an additional 7,500 square feet of space for $2,000 per month. We have built-out this space, and are using it for
(a) additional inventory space for the components and cabinets needed for planned increases in production, (b) additional engineering testing space to perform critical tests and produce data for sound system designers to provide specifications for products, and (c) on-site product demonstrations. We anticipate that these two leased properties, totaling 27,000 square feet at an aggregate monthly rental of $6,650, will be sufficient to meet our needs for projected sales levels for the next two to three years.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

         On December 24, 2002, 21-Day Capital Corporation filed a complaint against us in the Superior Court of California, County of Los Angeles. 21-Day Capital Corporation is the assignee of certain rights of Muir, Crane & Co. The complaint alleges breach of contract and seeks the payment of $48,750.67, plus interest, attorneys' fees and costs, and other relief as the court deems proper. We filed an answer on February 6, 2003 denying the allegations contained in the complaint and asserting affirmative defenses. In February 2004, we settled this claim and agreed to pay $35,000 in such settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         This item is inapplicable, as no matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

         Our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "SITI.OB" on June 27, 2001. The table below sets forth, by quarter, the sales information for our common stock as reported on the Over-the-Counter Bulletin Board in our last two fiscal years. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                           SALE PRICES
                                       ---------------------
                                       HIGH             LOW
2002:
First quarter                          0.84             0.36
Second quarter                         0.84             0.20
Third quarter                          0.59             0.23
Fourth quarter                         0.51             0.16

2003:
First quarter                          0.45             0.20
Second quarter                         0.60             0.19
Third quarter                          1.85             0.75
Fourth quarter                         3.92             1.37

         On March 16, 2004, there were approximately 118 holders of record of our common stock, based on information furnished by our transfer agent. On March 16, 2004, the closing price of our common stock on the Over-the-Counter Bulletin Board was $2.65 per share. We urge you to obtain current market quotations for shares of our common stock.

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

SALES OF UNREGISTERED SECURITIES DURING THE 2003 FOURTH QUARTER

         In the fourth quarter of 2003, we issued 362,600 shares of our common stock upon exercise of our outstanding Class A Warrants and Class B Warrants for aggregate proceeds of $222,800. The shares of common stock were issued pursuant to a registration statement declared effective by the U.S. Securities and Exchange Commission in 2001, registration statement number 333-43770. However, since May 1, 2002, such registration statement may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intend to make a rescission offer, in the second quarter of 2004, to all warrant holders who exercised warrants during the period from May 1, 2002 through the date of the rescission offer. Once made, the rescission offer is expected to remain open for 30 days. The rescission offer would require us to repurchase the shares of common stock issued upon exercise of the warrants at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is over the $.50 exercise price of the Class A warrants, and if that remains true, we would expect no former holders of Class A Warrants to accept the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 16,600 Class B warrants were exercised during the rescission offer period, making our potential rescission liability to the former Class B warrant holders equal to $49,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders.

         We also issued an aggregate of 420,452 shares of common stock under consulting agreements entered into during the quarter ended December 31, 2003. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from these sales and issuances in the fourth quarter of 2003 were used for working capital purposes. We did not use any registered securities broker-dealers in connection with any sales of stock. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

OVERVIEW

         We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers, a Commercial Line of loudspeakers, Home Theatre systems, a line for recording and broadcast studios, a line for contractor installations and touring companies, and a line of in-wall, in-ceiling and outdoor loudspeakers.

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

RESULTS OF OPERATIONS

         Year ended December 31, 2003 as compared to the year ended December 31, 2002. For the year ended December 31, 2003, revenue increased to $968,245 from $790,582 in 2002, as a result of the further roll-out of our product line and customer acceptance of our products. Gross profit percentage increased to 38% in 2003 compared to 32% in 2002, primarily as a result of decreased cost of goods sold for larger quantity purchases, higher margins for certain new products and decreased cost of goods sold from partial outsourcing of certain products.

         General and administrative expenses for 2003 increased to $4,492,238 from $2,468,565 in 2002, primarily as a result of increased expenses for consulting and investor relation services. In 2003, we spent an aggregate of $3,104,153 for such services, $1,799,248 of which was non-cash charges related to the issuance of stock or stock options for such services. In 2002, we spent an aggregate of $1,303,770 for such services, $1,074,229 of which was non-cash charges related to the issuance of stock for such services. Services rendered included promotional services, assistance with product promotion and distribution, business development services, marketing services, merger and acquisition services, public relations, investor relations, and capital raising. Excluding such consulting and investor relations services, our general and administrative expenses increased by $223,290 in 2003. This increase is attributed to increases in advertising expenses, accounting and legal expenses, property lease expenses, equipment lease expenses, and additional employees, partially offset by a decrease in bad debt expense.

         In 2003, primarily as a result of the increased general and administrative expense, which was partially offset by increased revenue and an improved gross profit percentage, we reported an increased net loss of $3,979,341 as compared to a net loss of $2,242,325 in 2002.

         Other income(expense) increased to $145,864 in other income in 2003, compared to other expense of $27,099 in 2002, due primarily to write-offs of accounts payable, a change in reserves for doubtful accounts, and income received from accounts receivable that were previously written off.

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

FINANCIAL CONDITION

         On December 31, 2003, our current assets exceeded current liabilities by $1,945,227 as compared to December 31, 2002 when our current liabilities exceeded current assets by $588,486. On December 31, 2003, net assets exceeded total liabilities by $2,239,489, compared to December 31, 2002 when total liabilities exceeded net assets on by $562,262. The improvement in working capital was due primarily to increases in cash resulting from the closing of our private placement in July 2003, which is further discussed below. We used part of this cash to increase our inventory, purchase equipment and vehicles, make leasehold improvements, and reduce accounts payable and notes payable, all of which resulted in an improved working capital position.

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

         In 2003 and 2002, we entered into consulting agreements that required us to issue an aggregate of 3,215,452 shares of common stock, options to purchase 100,000 shares of Class A preferred stock (each such share of preferred stock converts into 10 shares of common stock), and options to purchase 500,000 shares of our common stock. Total expenses under such agreements are $2,512,249, $1,731,045 of which has been reflected as amortized expenses in 2003 and 2002, and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The difference between such total expenses and the amount amortized is reflected as unamortized cost of stock issued for services on the balance sheet. We also recorded $3,000 of cash and $27,000 of notes receivable received from such consultants. The notes receivable were then written off as bad debt expense in the quarter ended March 31, 2002, $18,000 of which was collected in 2003 and recorded as other income.

         Compared to year-end 2002, we are currently experiencing a significantly improved cash position, as we had $1,482,786 in cash on December 31, 2003. Nevertheless, in order to continue operations, we remain dependent on raising additional funds and have embarked upon another private placement of a new class of preferred stock in the beginning of 2004 to raise capital.

         In 2003 we privately sold preferred stock for a total of $3,670,750 in a private placement that closed in July 2003. The private placement commenced in 2001 and raised a total of $4,713,250. We received funds from time to time upon sale of the preferred stock and placed the proceeds into our working capital upon receipt. Due to market conditions, sales of preferred stock in the private placement were slower than expected throughout 2001, 2002 and early 2003. Then, in July of 2003, we raised the final $3,299,150 from sales of preferred stock and were able to close the offering.

         In addition, we have outstanding warrants, which, upon exercise, provided additional funding of $1,032,800 in 2003. The shares of common stock were issued pursuant to a registration statement declared effective by the U.S. Securities and Exchange Commission in 2001, registration statement number 333-43770. However, since May 1, 2002, such registration statement may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intend to make a rescission offer, in the second quarter of 2004, to all warrant holders who exercised warrants during the period from May 1, 2002 through the date of the rescission offer. Once made, the rescission offer is expected to remain open for 30 days. The rescission offer would require us to repurchase the shares of common stock issued upon exercise of the warrants at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. If all warrant holders accepted the rescission offer, we would be required to pay $1,246,800 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect. The current market price is over the $.50 exercise price of the Class A warrants, and if that remains true, we would expect no former holders of Class A Warrants to accept the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 16,600 Class B warrants were exercised during the rescission offer period, making our potential rescission liability to the former Class B warrant holders equal to $49,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders.

         Accounts receivable increased to $277,665 on December 31, 2003, compared to $165,024 on December 31, 2002, due to a decrease in the allowance for doubtful accounts and increased sales.

         Net fixed assets increased to $320,193 on December 31, 2003, from $26,224 a year earlier, due to leasehold improvements for an additional 7,500 square fee of space leased in July 2003; new equipment, including a phone system and two servers, as well as upgrades of our computer network; and a new vehicle for use by our CEO in the performance of his duties, including sales, marketing and investor relations duties.

         Notes payable decreased to $28,946 on December 31, 2003, compared to $414,720 on December 31, 2002, as we repaid most of the outstanding notes payable with the proceeds from our private placement that closed in July 2003.

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

         In the past, we have been able to privately borrow money from individuals by the issuance of notes and have sold our stock to raise capital. We intend to continue to do so as needed. However, we cannot be certain that we will continue to be able to successfully obtain such financing. If we fail to do so, we may be unable to continue as a viable business.

         In March 2004, we commenced an offering of up to 1,000,000 shares of Series B preferred stock at $20.00 per share. Each share is convertible into ten shares of our common stock six months after purchase. Prior to conversion, the shares have no voting rights. Attached to each preferred share are ten of our class C warrants. Each class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The class C warrants are immediately exercisable and detachable from the preferred share. If the average closing market price for our common stock is equal to or greater than $10.50 per share for a period of 30 days, then we are entitled to repurchase such warrants, with 30 days notice, at a price of $.001 per warrant. Through March 16, 2004, 18,500 shares of the preferred stock, series B, have been sold for $370,000.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------------------

See the financial supplement, beginning on page F-1.

         SLS INTERNATIONAL, INC.
         December 31, 2003
         -----------------

         Independent Auditor's Report                         F-2
         Balance Sheet                                        F-3
         Statement of Operations                              F-4
         Statement of Shareholders' Deficit                   F-5
         Statement of Cash Flows                              F-6
         Notes to Financial Statements                        F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         This item is inapplicable, as no such changes or disagreements have occurred.

ITEM 8A. CONTROLS AND PROCEDURES.
         -----------------------

         As of March 1, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 for purposes of preparation of this Annual Report on Form 10-KSB. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003. However, as a result of the continuing expansion of our business, we are currently considering enhancements to our controls and procedures, particularly with respect to the preparation of our quarterly unaudited financial statements.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -------------------------------------------------

         The following table sets forth the names, ages and offices of the Company's executive officers and directors:

NAME                     AGE       OFFICE
---------------------    ---       --------------------------------

John M. Gott              53       President, CEO, CFO and Director
Robert H. Luke, Ph.D.     61       Director
Michael L. Maples         54       Director

         JOHN M. GOTT, our President, Chief Executive Officer, Chief Financial Officer and Director, founded SLS in July 2000 in connection with the merger between SLS and its predecessor. He was also founder and Chief Executive Officer of Sound and Lighting Specialists, Inc., the predecessor of SLS International, Inc., which was founded in October 1994. The predecessor engaged in the sale and installation of sound and lighting systems. In that capacity he spearheaded our growth with respect to the sale and installation of sound and lighting systems across the world, including in Carnegie Hall and Disney World in Tokyo. He was our primary salesman through August 2001, when we hired another salesman. Mr. Gott has also been instrumental in the conceptual design and marketing of most of our products. Mr. Gott has acted in his current capacities since our inception.

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

         Each director is elected at the annual meeting of stockholders and each director is elected to serve until his successor shall be elected and shall qualify. Executive officers may be removed from office at any time by the Board of Directors.

         We presently have no audit, compensation or nominating committee. However, Mr. Maples qualifies as an audit committee financial expert and he is "independent" as defined in Rule 4200(a)(15) of the NASD's listing standards.

         As disclosed above, we currently have only one executive officer, who is also a director, and two other directors. Due to the number of other demands on their limited time, we have not yet dedicated the time necessary to formulate and adopt a code of ethics. However, we intend to adopt a code of ethics in 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
-------------------------------------------------------

         No reports have been required under Section 16(a) of the Securities Exchange Act of 1934, as amended, because our common stock is not registered under Section 12 of such act.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

         The following summarizes the principal compensation received by our executive officers for the fiscal years indicated:

                                                                           LONG-TERM COMPENSATION
NAME &                                                  OTHER ANNUAL       COMMON STOCK UNDERLYING
PRINCIPAL POSITION   YEAR      SALARY     BONUS        COMPENSATION(a)        AWARDS OF OPTIONS
------------------   ----      ------     -----        ---------------        -----------------
John M. Gott         2003     $60,460    $  0         $ 7,305                  10,000
                     2002     $50,440       0         $ 3,898                       0

----------
(a) Represents $3,768 in 2003 and $3,898 in 2002 for payments of medical insurance and $3,537 in 2003 for personal use of a company-owned automobile.

         Mr. Gott also serves as a director but receives no compensation for acting as a director. We currently provide directors wwho are not officers with an annual grant of options to purchase 10,000 shares of our common stock at fair market value on the date of grant.

         Stock Options. The following table contains information concerning stock options granted in 2003, including the potential realizable value of each grant assuming that the market value of our common stock were to appreciate from the date of grant to the expiration of the option at annualized rates of (a) 5% and (b) 10%, in each case compounded annually over the term of the option. The assumed rates of appreciation shown in the table have been specified by the U.S. Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon various factors, including market conditions and future performance and prospects. Options become exercisable at the time or times determined by the Compensation Committee of the Board of Directors; the options shown below were immediately exercisable. All of the options shown below have purchase prices equal to the fair market value of our common stock on the date of grant.

----------------------------------------------------------------------------------------------------------
                   NUMBER OF SHARES OF      PERCENT OF TOTAL OPTIONS
                 COMMON STOCK UNDERLYING     GRANTED TO EMPLOYEES IN     EXERCISE PRICE
NAME                 OPTIONS GRANTED               FISCAL YEAR              PER SHARE      EXPIRATION DATE
----------------------------------------------------------------------------------------------------------
John M. Gott             10,000                       6.9%                    $0.25            4/5/2013
----------------------------------------------------------------------------------------------------------

         The following table sets forth the value of unexercised "in-the-money" options held at December 31, 2003 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options at December 31, 2003).

------------------------------------------------------------------------------------
                     NO. OF SHARES UNDERLYING             VALUE OF UNEXERCISED
                  UNEXERCISED OPTIONS AT 12/31/03   IN-THE-MONEY OPTIONS AT 12/31/03
                           (EXERCISABLE/                      (EXERCISABLE/
NAME                      UNEXERCISABLE)                     UNEXERCISABLE)
------------------------------------------------------------------------------------
John M. Gott                10,000 / 0                         $32,000 / 0
------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS.
         ---------------------------

         The following table sets forth certain information as of January 27, 2004 with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of the outstanding shares of our common stock, by directors who own common stock and all officers and directors as a group:

                                          NUMBER OF           PERCENT OF
NAME & ADDRESS                              SHARES             CLASS(1)
-------------------------------------   -------------         ----------

John M. Gott                            10,061,699(2)            35.2%
1020 S. Pickwick
Springfield, MO  65804

Robert H. Luke                              16,500(3)                *
818 N. Forest
Springfield, MO  65802

Michael L. Maples                           10,000(3)                *
12608 Howe Drive
Leawood, KS  66209

Richard L. Norton                        3,244,198               11.3%
818 N. Forest
Springfield, MO  65802

Officers and Directors
as a Group (3 persons)                  10,088,199               35.3%

All such shares are owned
  directly by the named stockholders.
----------
 *  Less than one percent
(1) Based upon a total of 28,616,128 shares outstanding on January 27, 2004.
(2) Includes (a) an option to purchase 3,244,198 shares owned by Richard L. Norton for $.05 per share, or if lower, 50% of the 5-day average trading price and (b) an option to purchase 10,000 shares at $0.25 per share.
(3) Includes options to purchase 10,000 shares at $0.25 per share.

EQUITY COMPENSATION PLANS

         On December 31, 2003, we had the following securities issued and available for future issuance under equity compensation plans:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (c)
                                                                                                   NUMBER OF SECURITIES
                                           (a)                                                    REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES TO                (b)                   FUTURE ISSUANCE UNDER EQUITY
                                  BE ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE          COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,       PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                     WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                 IN COLUMN (A))
------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION                   645,000 shares of             $0.29 per share                 1,355,000 shares of
PLANS APPROVED BY                       common stock                                                 common stock
SECURITY HOLDERS
------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION                   840,000 shares of             $0.25 per share                          0
PLANS NOT APPROVED                      common stock
BY SECURITY HOLDERS
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                1,485,000 shares of          $0.27 per share of               1,355,000 shares of
                                        common stock                  common stock                      common stock
------------------------------------------------------------------------------------------------------------------------------

STOCK OPTION PLAN

         Our Board of Directors approved the SLS International, Inc. 2000 Stock Purchase and Option Plan (the "Plan") and the plan was approved by existing stockholders.

         Our Board of Directors administers the Plan. The Plan affords key employees, officers, and consultants, who are responsible for our continued growth, an opportunity to acquire an investment interest in SLS, and to create in such individuals a greater incentive and concern for the welfare of SLS. By means of this 2000 Stock Purchase and Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

         We have reserved up to 2,000,000 shares of common stock for issuance upon exercise of options that may be issued from time to time under the Plan. The shares to be issued are subject to adjustment in the event of stock dividends, splits and other events that affect the number of shares of common stock outstanding.

         Maximum Purchase. The options offered in the plan are a matter of separate inducement and are in addition to any salary or other compensation for the services of any key employee or consultant. The options granted under the plan are intended to be either incentive stock options or non-qualified or non-statutory stock options.

         Option. Participants will receive such options as are granted from time to time by the Board of Directors. The option will state the number of shares and price of common stock to be purchased upon exercise of the options by the option holder.

         Exercise Price. The purchase price per share purchasable under an option will be determined by the Board of Directors. However, for statutory options, the purchase price shall not be less than 90% of the fair market value of a share on the date of grant of such option. Furthermore, any option granted to a participant under the plan who, at the time the option is granted, is one of our officers or directors, the purchase price shall not be less than 100% of the fair market value of a share on the date of grant of such option. In the case of an incentive stock option granted to a participant who, at the time the option is granted, is a 10% stockholder, the purchase price for each share will be an amount not less than 110% of the fair market value per share on the date the incentive stock option is granted.

         Term of Option. The term of each option shall be fixed by the Administrator which in any event will not exceed a term of 10 years from the date of the grant.

         Termination of Employment. The Administrator will have the right to specify the effect to a participant upon his or her retirement, death, disability, leave of absence or any other termination of employment during the term of any option.

         Amendments. The Board of Directors may amend, suspend, discontinue or terminate the Plan; provided, however, that, without approval of our stockholders, no such amendment, suspension, discontinuation or termination will be made that would (1) cause Rule 16b-3 under the Securities Exchange Act of 1934 to become unavailable with respect to the Plan; (2) violate the rules or regulations of any national securities exchange on which our shares are traded or the rules or regulations of the NASD that are applicable to us; or (3) cause us to be unable, under the Internal Revenue Code, to grant investment stock options under the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         During 1999, certain receivables totaling $80,000 due to SLS from Mr. Gott and Richard Norton were paid by them through an assignment of certain equipment rental fees. The assigned fees had been due them individually for equipment owned by them and leased to non-affiliated third parties. We also received a commission from Messrs. Gott and Norton for handling the rentals and income over a period of three years on their behalf. As of December 31, 2003, Mr. Gott owed $511 to us.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         Reports on Form 8-K. We filed the following Reports on Form 8-K during the fourth quarter of our 2003 fiscal year and to date in the following quarter:

Date                                Subject Matter
----                                --------------

March 17, 2004             Announcement of the acquisition of Evenstar, Inc.

         Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

EXHIBIT                                                           WHERE LOCATED
--------------------------------------------------------------    -----------------------------------------------
Plan of Reorganization                                            Exhibit 2 to Registration Statement on Form
                                                                  SB-2 filed August 15, 2000

Articles of Incorporation                                         Exhibit 3(I) to Registration Statement on
                                                                  Form SB-2 filed August 15, 2000

Amendment and Restatement of Certificate of                       Exhibit 3(ii) to Registration Statement on
Incorporation                                                     Form SB-2 filed August 15, 2000

By-Laws                                                           Exhibit 3(iii) to Registration Statement on
                                                                  Form SB-2 filed August 15, 2000

Amendment to By-laws (Article VIII)                               Filed herewith

Specimen Certificate of Common Stock                              Exhibit 4(I) to Amendment No. 1 to Registration
                                                                  Statement on Form SB-2 filed December 1, 2000

Form of A Warrant                                                 Exhibit 4(ii) to Registration Statement on Form
                                                                  SB-2 filed August 15, 2000

Form of B Warrant                                                 Exhibit 4(iii) to Registration Statement on
                                                                  Form SB-2 filed August 15, 2000

Commercial Property Lease Agreement between Scenic Properties,    Exhibit 10.1 to Form 10-QSB for quarter ended
Inc., and SLS International, Inc., dated September 1, 2003        September 30, 2003, filed November 11, 2003

Agreement dated February 24, 2000 between Igor Levitsky and       Exhibit 10(i) to Amendment No. 1 to
Sound and Lighting Specialists, Inc.                              Registration Statement on Form SB-2 filed
                                                                  December 1, 2000

Assignment of Technology Rights by Igor Levitsky dated            Exhibit 10(iii) to Amendment No. 1 to
November 9, 2000                                                  Registration Statement on Form SB-2 filed
                                                                  December 1, 2000

Form of Distributor Agreement                                     Exhibit 10(iv) to Amendment No. 2 to
                                                                  Registration Statement on Form SB-2 filed
                                                                  January 16, 2001

2000 Stock Purchase and Option Plan*                              Exhibit 99(i) to Registration Statement on Form
                                                                  SB-2 filed August 15, 2000

Form of Option*                                                   Exhibit 99(ii) to Registration Statement on
                                                                  Form SB-2 filed August 15, 2000

EXHIBIT                                                           WHERE LOCATED
--------------------------------------------------------------    -----------------------------------------------
Letter Agreement, dated January 5, 2002 between                   Exhibit 10.1 to Amendment No. 1 to
SLS International, Inc. and Internet PR Group Inc.                Form 10-QSB for quarter ended March 31, 2002,
                                                                  filed May 21, 2003

Share Purchase Agreement, dated January 22, 2002                  Exhibit 10.2 to Amendment No. 1 to
between SLS International, Inc. and Herbie Herbert                Form 10-QSB for quarter ended March 31, 2002,
                                                                  filed May 21, 2003

Share Purchase Agreement, dated January 22, 2002                  Exhibit 10.3 to Amendment No. 1 to
between SLS International, Inc. and Thomas Panos                  Form 10-QSB for quarter ended March 31, 2002,
                                                                  filed May 21, 2003

Consulting Agreement, dated April 9, 2002, between SLS            Exhibit 10.1 to Amendment No. 1 to
International, Inc. and The Equitable Group, LLC                  Form 10-QSB for quarter ended June 30, 2002,
                                                                  filed May 21, 2003

Letter Agreement, dated April 2, 2002, between SLS                Exhibit 10.2 to Amendment No. 1 to
International, Inc. and Muir Crane & Co.                          Form 10-QSB for quarter ended June 30, 2002,
                                                                  filed May 21, 2003

Letter Agreement, dated April 18, 2002, between SLS               Exhibit 10.3 to Amendment No. 1 to
International, Inc. and Sam F. Hamra                              Form 10-QSB for quarter ended June 30, 2002,
                                                                  filed May 21, 2003

Consulting Services Agreement, dated June 19, 2002, between       Exhibit 10.4 to Amendment No. 1 to
SLS International, Inc. and Liquid Solutions Corp.                Form 10-QSB for quarter ended June 30, 2002,
                                                                  filed May 21, 2003

Letter Agreement, dated July 17, 2002, between SLS                Exhibit 10.1 to Amendment No. 1 to
International, Inc. and Alfred V. Greco PLLC regarding            Form 10-QSB for quarter ended September 30,
settlement  of Alfred V. Greco v. SLS International, Inc.         2002, filed May 21, 2003

Letter Agreement, dated July 17, 2002, between SLS                Exhibit 10.2 to Amendment No. 1 to
International, Inc. and Alfred V. Greco PLLC                      Form 10-QSB for quarter ended September 30,
regarding services to be provided by Alfred V. Greco PLLC         2002, filed May 21, 2003

Consulting Agreement, dated August 15, 2002,                      Exhibit 10.3 to Amendment No. 1 to
between SLS International, Inc. and Atlantic Services Ltd.        Form 10-QSB for quarter ended September 30,
                                                                  2002, filed May 21, 2003

Consulting Agreement, dated September 10, 2002,                   Exhibit 10.4 to Amendment No. 1 to Form 10-QSB
between SLS International, Inc. and Art Malone Jr.                for quarter ended September 30, 2002, filed May
                                                                  21, 2003

EXHIBIT                                                           WHERE LOCATED
--------------------------------------------------------------    -----------------------------------------------
Settlement Agreement and General Release dated                    Exhibit 10.20 to Form 10-KSB for year ended
April 1, 2003 between McQuerterGroup and SLS                      December 31, 2002, filed May 21, 2003
International, Inc.

Letter Agreement dated October 25, 2002 between                   Exhibit 10.21 to Form 10-KSB for year ended
SLS International, Inc. and Patrick J. Armstrong                  December 31, 2002, filed May 21, 2003

Letter Agreement dated October 25, 2002 between                   Exhibit 10.22 to Form 10-KSB for year ended
SLS International, Inc. and Larry R. Stessel                      December 31, 2002, filed May 21, 2003

Consulting Agreement, dated November 18, 2002                     Exhibit 10.23 to Form 10-KSB for year ended
between SLS International, Inc. and Atlantic Services Ltd.        December 31, 2002, filed May 21, 2003

Investor Relations and Financial Public Relations                 Exhibit 10.24 to Form 10-KSB for year ended
Consulting Agreement, dated December 15, 2002                     December 31, 2002, filed May 21, 2003
between SLS International, Inc. and Worldwide Financial
Marketing, Inc.

Consulting Agreement dated February 20, 2003,                     Exhibit 10.1 to Form 10-QSB for quarter ended
between SLS International, Inc. and Tom Puccio                    March 31, 2003, filed June 16, 2003

Option Agreement, dated as of May 19, 2003,                       Exhibit 10.1 to Form 10-QSB for quarter ended
between the Company and Steerpike (Overseas) Ltd.                 June 30, 2003, filed August 14, 2003

Letter Agreement, dated as of May 19, 2003,                       Exhibit 10.2 to Form 10-QSB for quarter ended
between the Company and Steerpike (Overseas) Ltd.                 June 30, 2003, filed August 14, 2003

Letter Agreement, dated as of May 19, 2003,                       Exhibit 10.3 to Form 10-QSB for quarter ended
between the Company and Steerpike Inc.                            June 30, 2003, filed August 14, 2003

Letter Agreement, dated as of July 10, 2003,                      Exhibit 10.4 to Form 10-QSB for quarter ended
between the Company and Alfred V. Greco PLLC,
amending prior letter agreement, dated July 17,                   June 30, 2003, filed August 14, 2003
2002, concerning the settlement of certain litigation
between such parties

Consulting Agreement, dated as of July 14, 2003, between SLS      Exhibit 10.2 to Form 10-QSB for quarter ended
International, Inc. and Atlantic Services Ltda.                   September 30, 2003, filed November 11, 2003

EXHIBIT                                                           WHERE LOCATED
--------------------------------------------------------------    -----------------------------------------------
Consulting Agreement, dated as of July 22, 2003,                  Exhibit 10.3 to Form 10-QSB for quarter ended
between SLS Loudspeakers and Atlantic Services Ltda.              September 30, 2003, filed November 11, 2003

Consulting Agreement, dated as of August 11, 2003,                Exhibit 10.4 to Form 10-QSB for quarter ended
between SLS International, Inc. and G. Ghecko Enterprises         September 30, 2003, filed November 11, 2003

Contract for Promotional Services, dated July 14, 2003,           Exhibit 10.5 to Form 10-QSB for quarter ended
between Ronald E. Gee and SLS International, Inc.                 September 30, 2003, filed November 11, 2003

Contract for Promotional Services, dated August 5, 2003,          Exhibit 10.6 to Form 10-QSB for quarter ended
between Ronald E. Gee and SLS International, Inc.                 September 30, 2003, filed November 11, 2003

Contract for Promotional Services, dated September 5, 2003,       Exhibit 10.7 to Form 10-QSB for quarter ended
between Ronald E. Gee and SLS International, Inc.                 September 30, 2003, filed November 11, 2003

Consulting Agreement, dated as of August 11, 2003, between SLS    Exhibit 10.8 to Form 10-QSB for quarter ended
Loudspeakers and Berkshire International, LLC                     September 30, 2003, filed November 11, 2003

Letter Agreement, dated August 29, 2003, between SLS              Exhibit 10.9 to Form 10-QSB for quarter ended
International and Art Malone, Jr.                                 September 30, 2003, filed November 11, 2003

Consulting Agreement, dated August 21, 2003, between SLS          Exhibit 10.10 to Form 10-QSB for quarter ended
International, Inc. and Grant Galloway                            September 30, 2003, filed November 11, 2003

Agreement, dated July 31, 2003 between SLS International, Inc.    Exhibit 10.11 to Form 10-QSB for quarter ended
and Wall Street Investor Relations Corp.                          September 30, 2003, filed November 11, 2003

30 Days Public Relations Services Contracts, dated July 23,       Exhibit 10.12 to Form 10-QSB for quarter ended
2003, between Fitzgerald Galloway Consulting and SLS              September 30, 2003, filed November 11, 2003
International, Inc.

Merger Agreement, dated March 12, 2004, among SLS                 Exhibit 10.1 to Form 8-K filed March 17, 2004
International, Inc., Evenstar, Inc., Joel A. Butler, David L.
Butler, Patrick D. Butler, and Evenstar Mergersub, Inc.

Employment Agreement, dated March 12, 2004, between SLS           Exhibit 10.2 to Form 8-K filed March 17, 2004
International, Inc. and Joel A. Butler

EXHIBIT                                                           WHERE LOCATED
--------------------------------------------------------------    -----------------------------------------------
Consulting Services Agreement, dated October 28, 2003, between    Filed herewith
SLS International, Inc. and Zane Sellis

Consulting Services Agreement, dated November 6, 2003, between    Filed herewith
SLS International, Inc. and George Iordanou

Consulting Services Agreement, dated November 10, 2003,           Filed herewith
between SLS International, Inc. and William F. Fischbach

Consulting Services Agreement, dated November 20, 2003,           Filed herewith
between SLS International, Inc. and Edward Decker

Consulting Services Agreement, dated November 20, 2003,           Filed herewith
between SLS International, Inc. and Christopher Obssuth

Stipulation for Entry of Judgment and Mutual General Release      Filed herewith

List of Subsidiaries of SLS International, Inc.                   Filed herewith

Consent of Weaver & Martin LLC Independent                        Filed herewith.
Certified Public Accountants

Certification of Periodic Report by Chief Executive Officer       Filed herewith
and Chief Financial Officer under Section 302 of the
Sarbanes-Oxley Act of 2002

Certification of Periodic Report by Chief Executive Officer       Filed herewith
and Chief Financial Officer under Section 906 of the
Sarbanes-Oxley Act of 2002

Consent Order of Missouri Securities Division and                 Exhibit 99(iv) to Post-Effective
SLS International, Inc.                                           Amendment No. 1 filed May 30, 2001

Promotional Shares Lock-In Agreement                              Exhibit 99(v) to Post-Effective Amendment No. 1
                                                                  filed May 30, 2001

Modification to Consent Order of Missouri Securities Division     Exhibit 99.1 to Post-Effective Amendment No. 2
and SLS International, Inc.                                       filed February 9, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         (1) Audit Fees - The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2003 and 2002 were $49,820 and $32,450, respectively.

         (2) Audit-Related Fees - There were no other audit-related fees billed by Weaver & Martin, LLC for the years ended December 31, 2003 and 2002.

         (3) Tax Fees - There were no tax fees billed by Weaver and Martin, LLC for the years ended December 31, 2003 and 2002.

         (4) All Other Fees - There were no other fees billed by Weaver & Martin, LLC for the years ended December 31, 2003 and 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SLS INTERNATIONAL, INC.

                                            By /s/ J. Gott
                                               ---------------------------------
                                               J. Gott
                                               (President)
Date: March 30, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

    Signature                          Title
    ---------                          -----
/s/ J. Gott                  President, Chief Executive Officer, Chief
                             Financial Officer and Director
                             (Principal Executive Officer)

/s/ R. Luke, Ph.D.           Director
/s/ M. Maples                Director


/s/ J. Gott                  Chief Financial Officer
------------------           (Principal Financial Officer)
   (J. Gott)

                             SLS INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


SLS INTERNATIONAL, INC. DECEMBER 31, 2003


Report of Independent Registered Public Accounting Firm        F-2

Balance sheet                                                  F-3

Statement of Operations                                        F-4

Statement of Shareholders' Deficit                             F-5

Statement of Cash Flows                                        F-6

Notes to Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STOCKHOLDERS AND DIRECTORS
SLS INTERNATIONAL, INC.

We have audited the accompanying balance sheet of SLS International, Inc. as of December 31, 2003 and 2002 and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLS International, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

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




WEAVER & MARTIN, LLC
Kansas City, Missouri
March 12, 2004

SLS INTERNATIONAL, INC.
BALANCE SHEET

                                                                         December 31,      December 31,
                                                                             2003             2002
                                                                         ------------      -----------
Assets
Current assets:
     Cash                                                                $  1,482,786      $     4,240
     Accounts receivable, less allowance for doubtful accounts of
       $45,000 and $132,396 for December 31, 2003 and 2002                    277,665          165,024
     Inventory                                                                590,297          261,573
     Prepaid expenses and other current assets                                  6,850            6,936
                                                                         ------------      -----------
                Total current assets                                        2,357,598          437,773
                                                                         ------------      -----------
Fixed assets:
     Vehicles                                                                  73,376           31,026
     Equipment                                                                159,212           55,083
     Leasehold improvements                                                   175,621            3,376
                                                                         ------------      -----------
                                                                              408,209           89,485
Less accumulated depreciation                                                  88,016           63,261
                                                                         ------------      -----------
                Net fixed assets                                              320,193           26,224
                                                                         ------------      -----------
                                                                         $  2,677,791      $   463,997
                                                                         ============      ===========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Current maturities of long-term debt and notes payable              $     28,946      $   414,720
     Accounts payable                                                         357,287          417,449
     Due to shareholders                                                           --           23,193
     Accrued liabilities                                                       26,138          170,897
                                                                         ------------      -----------
                Total current liabilities                                     412,371        1,026,259
                                                                         ------------      -----------
Notes payable, less current maturities                                         15,931               --
                                                                         ------------      -----------
Commitments and contingencies:
Shareholders' equity (deficit):
     Preferred stock, Series A, $.001 par, 2,000,000 shares
       authorized; 1,545,300 issued at December 31, 2003                        1,545               --
     Preferred stock, Series A, not issued but owed to buyers;
         315,000 shares at December 31, 2002                                       --              315
     Preferred stock, Series B, $.001 par, 1,000,000 shares
       authorized; no shares issued as of December 31, 2003 and 2002               --               --
     Discount on preferred stock                                           (1,886,576)        (233,294)
     Contributed capital - preferred                                        7,411,585        1,852,183
     Common stock, $.001 par; 75,000,000 shares authorized;
       28,230,180 shares and 21,453,528 shares issued at
       December 31, 2003 and 2002                                              28,231           21,454
     Common stock not issued but owed to buyers; 183,000 shares and
        '1,222,000 shares at December 31, 2003 and 2002                           183            1,222
     Contributed capital - common                                           8,319,286        3,386,624
     Unamortized cost of stock issued for services                           (781,204)        (524,984)
     Retained deficit                                                     (10,843,561)      (5,065,782)
                                                                         ------------      -----------
                Total shareholders' equity (deficit)                        2,249,489         (562,262)
                                                                         ------------      -----------
                                                                         $  2,677,791      $   463,997
                                                                         ============      ===========

The accompanying notes are an integral part of these financial statements.

SLS INTERNATIONAL, INC.
STATEMENT OF OPERATIONS

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                  2003            2002            2001
                                              ------------    ------------    ------------
Revenue                                       $    968,245    $    790,582    $    353,797

Cost of sales                                      601,213         537,243         286,924
                                              ------------    ------------    ------------

Gross profit                                       367,032         253,339          66,873

General and administrative expenses              4,492,238       2,468,565       1,068,335
                                              ------------    ------------    ------------

Loss  from  operations                          (4,125,205)     (2,215,226)     (1,001,462)

Other income (expense):
      Interest expense                             (39,170)        (33,306)        (46,011)
      Interest and miscellaneous, net              185,034           6,207           7,299
                                              ------------    ------------    ------------

                                                   145,864         (27,099)        (38,712)
                                              ------------    ------------    ------------

Loss before income tax                          (3,979,341)     (2,242,325)     (1,040,174)

Income tax provision                                    --              --              --
                                              ------------    ------------    ------------

Net loss                                        (3,979,341)     (2,242,325)     (1,040,174)
                                              ------------    ------------    ------------

Deemed dividend associated with
   beneficial conversion of preferred stock     (1,798,438)       (552,100)        (24,706)
                                              ------------    ------------    ------------

Net loss availiable to common shareholders    $ (5,777,779)   $ (2,794,425)   $ (1,064,880)
                                              ============    ============    ============


Basic and diluted earnings per share          $      (0.23)   $      (0.14)   $      (0.06)
                                              ============    ============    ============

Weighted average shares outstanding             25,496,816      20,446,711      17,406,111
                                              ============    ============    ============

The accompanying notes are an integral part of these financial statements.

SLS INTERNATIONAL, INC.
STATEMENT OF SHAREHOLDERS' EQUITY ( DEFICIT)

                       Preferred Stock,
                           Series A                                    Common Stock
                      -----------------  Discount on  Contributed  -------------------
                        Shares   Amount   Preferred     Capital       Shares    Amount
                      ---------  ------  -----------  -----------  ----------  -------
Balance,
 January 1, 2001             --  $   --  $        --  $        --  14,271,528  $14,272
Net loss for the year        --      --                                    --       --
Sales of
 preferred stock        102,000     102           --      254,898          --       --
Beneficial conversion
 of preferred                --      --     (191,400)     191,400          --       --
Preferred discount
 amortization                --      --       24,706           --          --       --
Sales of common stock,
 net of expense              --      --           --           --   4,000,000    4,000
Warrants exercised           --      --           --           --     788,000      748
                      ---------  ------  -----------  -----------  ----------  -------
Balance,
 December 31, 2001      102,000     102     (166,694)     446,298  19,059,528   19,020
                      ---------  ------  -----------  -----------  ----------  -------
Net loss for the year        --      --           --           --          --       --
Sales of
 preferred stock        315,000     315           --      787,185          --       --
Beneficial conversion
 of preferred                --      --     (618,700)     618,700          --       --
Preferred discount
 amortization                --      --      552,100           --          --       --
Stock issued from
 prior period sales          --      --           --           --          --       40
Conversion of
 preferred to common   (102,000)   (102)          --           --          --       --
Sales of common stock        --      --           --           --     100,000      100
Common stock issued
 for services                --      --           --           --   2,195,000    2,195
Options issued
 for services                --      --           --           --          --       --
Services paid for on
 behalf of company           --      --           --           --          --       --
Amortization of stock
 issued for services         --      --           --           --          --       --
Common stock
 warrants exercised          --      --           --           --      99,000       99
                      ---------  ------  -----------  -----------  ----------  -------
Balance,
 December 31, 2002      315,000     315     (233,294)   1,852,183  21,453,528   21,454
                      ---------  ------  -----------  -----------  ----------  -------
Net loss for the year        --      --           --           --          --       --
Sales of
 preferred stock      1,468,300   1,468           --    3,669,282          --       --
Beneficial conversion
 of preferred                --      --   (3,451,720)   3,451,720          --       --
Preferred discount
 amortization                --      --    1,798,438           --          --       --
Stock issued from
 prior period sales          --      --           --           --   1,220,000    1,220
Conversion of
 preferred to common   (238,000)   (238)          --   (1,561,760)  2,380,000    2,380
Common stock issued
 for services                --      --           --           --     720,452      720
Options issued to
 employees & directors       --      --           --           --          --       --
Options issued
 for services                --      --           --           --          --       --
Options exercised for
 common stock                --      --           --           --      79,000       79
Amortization of stock
 issued for services         --      --           --           --          --       --
Conversion of "A"
 warrants for services       --      --           --           --     394,600      395
Common stock
 warrants exercised          --      --           --           --   1,982,600    1,983
Other                        --      --           --          160          --       --
                      ---------  ------  -----------  -----------  ----------  -------
Balance,
 December 31, 2003    1,545,300  $1,545  $(1,886,576) $ 7,411,585  28,230,180  $28,231
                      =========  ======  ===========  ===========  ==========  =======

[RESTUBBED]

                                           Unamortized
                                          cost of stock
                       Amount  Contributed    issued      Retained
                      Unissued  Capital    for services    Deficit       Total
                      -------- ----------  -----------  ------------  -----------
Balance,
 January 1, 2001      $    --  $  401,528  $        --  $ (1,206,477) $  (790,677)
Net loss for the year      --          --           --    (1,040,174)  (1,040,174)
Sales of
 preferred stock           --          --           --            --      255,000
Beneficial conversion
 of preferred              --          --           --            --           --           -
Preferred discount
 amortization              --          --           --       (24,706)          --
Sales of common stock,
 net of expense            --     915,685           --            --      919,685
Warrants exercised         40     393,212           --            --      394,000
                      -------  ----------  -----------  ------------  -----------
Balance,
 December 31, 2001         40   1,710,425           --    (2,271,357)   (262,166)
                      -------  ----------  -----------  ------------  -----------
Net loss for the year      --          --           --    (2,242,325)  (2,242,325)
Sales of
 preferred stock           --          --           --            --      787,500
Beneficial conversion
 of preferred              --          --           --            --           --           -
Preferred discount
 amortization              --          --           --      (552,100)          --
Stock issued from
 prior period sales       (40)         --           --            --           --
Conversion of
 preferred to common    1,020        (918)          --            --           --
Sales of common stock     200      29,700           --            --       30,000
Common stock issued
 for services              --   1,071,755   (1,073,950)           --           --
Options issued
 for services              --     426,164     (426,164)           --           --
Services paid for on
 behalf of company         --      99,099      (99,099)           --           --
Amortization of stock
 issued for services       --          --    1,074,229            --    1,074,229
Common stock
 warrants exercised         2      50,399           --            --       50,500
                      -------  ----------  -----------  ------------  -----------
Balance,
 December 31, 2002      1,222   3,386,624     (524,984)   (5,065,782)    (562,262)
                      -------  ----------  -----------  ------------  -----------
Net loss for the year      --          --           --    (3,979,341)  (3,979,341)
Sales of
 preferred stock           --          --           --            --    3,670,750
Beneficial conversion
 of preferred              --          --           --            --           --      -
Preferred discount
 amortization              --          --           --    (1,798,438)          --
Stock issued from
 prior period sales    (1,220)         --           --            --           --
Conversion of
 preferred to common       --   1,559,618           --            --           --
Common stock issued
 for services              --     912,316     (913,036)           --           --
Options issued to
 employees & directors     --      23,134           --            --       23,134
Options issued
 for services              --   1,142,432           --            --    1,142,432
Options exercised for
 common stock             181      64,740           --            --       65,000
Amortization of stock
 issued for services       --          --      656,816            --      656,816
Conversion of "A"
 warrants for services     --     199,605           --            --      200,000
Common stock
 warrants exercised        --   1,030,817           --            --    1,032,800
Other                      --          --           --            --          160
                      -------  ----------  -----------  ------------  -----------
Balance,
 December 31, 2003    $   183  $8,319,286  $  (781,204) $(10,843,561) $ 2,249,489
                      =======  ==========  ===========  ============  ===========

The accompanying notes are an integral part of these financial statements.

SLS INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                     -----------------------------------------
                                                                        2003           2002           2001
                                                                     -----------    -----------    -----------
Operating activities:
     Net loss                                                        $(3,979,341)   $(2,242,325)   $(1,040,174)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                                    24,755         15,018         15,838
         Amortization of cost of stock issued for services               856,816      1,074,229             --
         Expense of stock options granted for services                 1,165,566             --             --
         Gain on sale of fixed assets                                         --         (5,900)            --
     Change in assets and liabilities-
         Accounts receivable, less allowance for doubtful accounts      (112,641)       (95,839)       (53,237)
         Inventory                                                      (328,724)       (10,575)        17,564
         Prepaid expenses and other current assets                            86         (4,855)        80,329
         Accounts payable                                                (60,162)       220,616       (111,279)
         Due to shareholders                                             (23,193)        (8,693)         4,639
         Deferred revenue                                                     --             --        (70,270)
         Accrued liabilities                                            (144,759)       103,868         33,981
                                                                     -----------    -----------    -----------

         Cash used in operating activities                            (2,601,597)      (954,456)    (1,122,609)
                                                                     -----------    -----------    -----------

Investing activities:
     Proceeds from sale of fixed assets                                       --          5,900             --
     Additions of fixed assets                                          (318,724)        (4,353)       (14,324)
                                                                     -----------    -----------    -----------

         Cash provided by (used in) investing activities                (318,724)         1,547        (14,324)
                                                                     -----------    -----------    -----------

Financing activities:
     Sale of stock, net of expenses                                    4,768,550        868,000      1,568,685
     Borrowing of notes payable                                           21,461         55,000        135,000
     Repayments of notes payable                                        (391,144)       (14,241)      (536,020)
                                                                     -----------    -----------    -----------

         Cash provided by financing activities                         4,398,867        908,759      1,167,665
                                                                     -----------    -----------    -----------

Increase (decrease) in cash                                            1,478,546        (44,150)        30,732
Cash, beginning of period                                                  4,240         48,390         17,658
                                                                     -----------    -----------    -----------

Cash, end of period                                                  $ 1,482,786    $     4,240    $    48,390
                                                                     ===========    ===========    ===========


Supplemental cash flow information:
     Interest paid                                                   $    43,345    $     6,766    $    14,574
     Income taxes paid (refunded)                                             --             --             --

Noncash investing activities:
     Stock issued and options granted for services                   $ 2,278,602    $ 1,599,213    $        --
     Conversion of notes payable                                              --         50,000             --

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

         INVENTORIES:
             Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of finished goods, raw materials and parts. Included in inventory is $39,543 of finished goods consigned to sales representatives and dealers.

         FIXED ASSETS:
             Fixed assets are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. The lives used for items within each property classification range from 5 to 10 years.

             Maintenance and repairs are charged to expense as incurred.

             Depreciation expense was $24,755, $15,018, and $15,838 in the years ended December 31, 2003, 2002, and 2001.

         CONCENTRATION OF CREDIT RISK:
             The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas, however most are in the same industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of December 31, 2003, approximately 26% of the Company's net accounts receivable balance was due from three customers.

         RESEARCH AND DEVELOPMENT:
              Research and development costs relating to both present and future products are expensed when incurred and included in operating expenses. Research and development costs were $31,435, $22,095 and $17,569 for the years ended December 31, 2003, 2002 and 2001.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         ADVERTISING AND PROMOTIONAL EXPENSES:
              Advertising and promotional expenses are charged to operations in the period incurred. Advertising and promotion expenses were $150,713, $42,209, and $88,804 for the years ended December 31, 2003, 2002, and 2001.

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

         CASH EQUIVALENTS:
             The Company's cash equivalents consist principally of any financial instruments with maturities of generally three months or less and cash investments. The investment policy limits the amount of credit exposure to any one financial institution. The carrying values of these assets approximate their fair market values.

         LONG-LIVED ASSETS:
             Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company determined that as of December

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

             31, 2003, there had been no impairment in the carrying value of long-lived assets.

         GOODWILL AND OTHER INTANGIBLE ASSETS:
             Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise, as required by SFAS No. 142. As of December 31, 2003 the Company had no goodwill or other intangible assets.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS:
             In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating the

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

             Interpretation and believes its adoption will not have a material impact on its financial position or results of operations.

             In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered onto or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

             In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective in the fourth quarter of the Company's fiscal 2003. The Company's adoption of SFAS No. 150 did not have material impact on its financial position or results of operation.

         STOCK-BASED COMPENSATION:
             The Company accounts for its stock and options issued for services by non-employees based on the market value of the stock at the date of the agreement and the market value of the options as determined by the Black-Scholes pricing model. The cost is amortized to expense over the life of the agreement to provide services. The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation'. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. During 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, effective as of the beginning of the year. There have been no previous granting of options to employees and therefore this adoption has no effect on previous financial statements. See Note 12 for details of employee stock options issued during the year ended December 31, 2003.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

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

2.  GOING CONCERN MATTERS
         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2003, 2002 and 2001, the Company incurred losses from operations of $3,979,341, $2,242,325, and $1,040,174 respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily with proceeds from capital contributed by shareholders and to explore other financing options in the investment community. At December 31, 2003, no formal agreements had been entered into although management is negotiating licensing agreements with entities that have their own distributors that, if consummated, would generate operating revenues from the commercial sale of its loudspeakers directly to consumers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

3.  LONG TERM DEBT AND NOTES PAYABLE
         Long term debt and notes payable consists of the following at December 31, 2003 and 2002:

                                                                                  December 31,
                                                                                 2003       2002
                                                                               --------   --------
         Note payable to individual, interest rate of 10% uncollateralized,
         principal payable on demand. Interest paid monthly                    $     --   $ 50,000

         Note payable to Individual, interest rate of 7% uncollateralized,
         principal payable on demand. Interest paid monthly                          --      5,000

         Notes payable to individuals, interest rate of 7% uncollateralized,
         principal past due. Interest accrued                                    25,000    357,633

         Equipment note, payments in monthly installments of $407
         beginning Oct. 2003, ending Sept. 2008.  Interest at 5.16%              19,877         --

         Vehicle note, payments in monthly installments of
         $518 beginning June 1999, ending April 2003. Interest at 8.75%              --      2,087
                                                                               --------   --------
                                                                                 44,877    414,720
         Less current portion                                                    28,946    414,720
                                                                               --------   --------
         Long-term portion                                                     $ 15,931   $     --
                                                                               ========   ========

         The aggregate principal amounts due in the future are as follows:
         $28,946 in 2004, $4,154 in 2005, $4,374 in 2006, $4,605 in 2007, and
         $2,798 in 2008.

         Interest expense accrued on long-term debt was $5,763 and $65,366 in the years ended December 31, 2003 and 2002.

4.  COMMITMENTS
         Rent expense for operating leases was approximately $62,150, $56,400 and $33,425 for the years ended December 31, 2003, 2002 and 2001. The current lease expires on August 31, 2004. Future minimum lease commitments under non-cancelable leases are as follows: $53,200 for 2004.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

5.  INCOME TAXES
         The Company does not have an income tax provision in 2003, 2002 and 2001. The Company has loss carryforwards of approximately $5,485,000 expiring from 2011 to 2017.

         Deferred tax is comprised of the following:

         Non-current asset:            2003            2002          2001
                                    -----------    -----------    ---------
          Net operating loss        $ 1,864,900    $ 1,123,700    $ 763,800
         Valuation allowance        (1,864,900)    (1,123,700)    (763,800)
                                   -----------    -----------    ---------
         Total deferred tax, net            --             --           --
                                   ===========    ===========    =========

        A percent reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                               2003     2002     2001
                                              -----    -----    -----
         Statutory federal income tax rate    (34.0%)  (34.0%)  (34.0%)
         Non deductible expense                15.3%    17.0%     2.0%
         Change in valuation allowance         18.7%    17.0%    32.0%
                                              -----    -----    -----
         Effective tax rate                     0.0%     0.0%     0.0%
                                              =====    =====    =====

6.  RELATED PARTY TRANSACTIONS
         The Company rents equipment owned by a shareholder for a rental fee. In 2003, 2002 and 2001, the Company collected $0, $1,740 and $5,154 in rent for the shareholder. Company revenue from the rental totaled approximately $0, $174 and $515 for the years ended December 31, 2003, 2002 and 2001.

         On January 18, 2002, the Company borrowed $5,000 from a friend of the president of the Company. The note is a demand note and bears interest at 7%. Monthly interest payments totaling $175 and $322 were paid in the years ended December 31, 2003 and 2002. The note was repaid in full on June 17, 2003. The note balance on December 31, 2003 was $0.

         On November 13, 2002, the Company borrowed $50,000 from a friend of the president of the Company. The note is a demand note and bears interest at 10%. Monthly interest payments totaling $2,500 and $444 were paid in the years ended December 31, 2003 and 2002. The note was repaid in full on July 18, 2003. The note balance on December 31, 2003 was $0.

         On November 20, 2002 the Company sold a truck to an officer and shareholder for $5,900. The truck's cost was $16,351 and had been fully depreciated. The transaction is reflected in the December 31, 2002 financial statements as a gain from sale of assets of $5,900.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         There was an amount due from a shareholder of $511 as of December 21, 2003. There was an amount due to a shareholder of $23,193 and $31,886 as of December 31, 2002 and 2001. Amounts owed by or to shareholders to the Company are charged or credited interest.

7.  MAJOR CUSTOMERS AND SUPPLIERS
         In 2003, the Company received approximately 32% of its revenue from five customers with the largest customer accounting for 16% of total revenue. The Company purchased approximately 87% of the cost of sales from five vendors with the largest two vendors accounting for 55% of total cost of sales.

         In 2002, the company received approximately 29% of its revenue from four customers. The company purchased approximately 21% of the cost of sales from three vendors.

         In 2001, the company received approximately 40% of its revenue from four customers. The company purchased approximately 25% of the cost of sales from three vendors.

8.  STOCKHOLDERS' EQUITY

    Year ended December 31, 2001:

         In May, 2001, the Company sold 4,000,000 shares of common stock for $1,000,000 in a public offering. There were charges of $80,315 relating to the offering. These expenses have offset contributed capital. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expiration date has been extended to August 5, 2004 and are exercisable at a price of $0.50 per share. The Class B warrants have a term of 2 years and can be exercisable at a price of $3.00 per share. The B warrants expiration date has been extended to August 5, 2004. The warrants are detachable from the common stock but are not separable from each other until the Class A warrant is exercised.

         In May through December, 2001, 788,000 Class A warrants were exercised for 788,000 shares of common stock for a total of $394,000. 3,212,000 Class A warrants are outstanding as of December 31, 2001. No Class B warrants have been exercised as of December 31, 2001.

         In fiscal 2001, the Company sold 102,000 shares of preferred stock, series A, for $255,000. At December 31, 2002, the preferred stock certificates had not been issued and are therefore stated in these financial statements as preferred stock not issued but owed to buyers. The shares were issued in the year ended December 31, 2003 and are therefore not shown as being owed at year end. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $191,400 relating to the beneficial conversion feature was recorded which is amortized over a one year period beginning with the date the

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         shareholders purchased their shares. As of December 31, 2001, $24,706 has been amortized to retained earnings. At December 31, 2001, the unamortized discount on preferred shares was $166,694.

    Year ended December 31, 2002:

         In 2002, 101,000 Class A warrants were exercised for 101,000 shares of common stock for a total of $50,500. As of December 31, 2002 and 2003, 2,000 shares had not been issued and are thereby shown in these financial statements as stock not issued but owed to buyers. 3,111,000 Class A warrants are outstanding as of December 31, 2002. No Class B warrants have been exercised as of December 31, 2002.

         In fiscal 2002, the Company sold 315,000 shares of preferred stock, series A, for $787,500. As of December 31, 2002, the preferred stock certificates had not been issued and are therefore stated in these financial statements as preferred stock not issued but owed to buyers. The shares were issued in the year ending December 31, 2003 and are therefore not shown as being owed at year end. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $618,700 relating to the beneficial conversion feature was recorded which is amortized over a one year period beginning with the date the shareholders purchased their shares. As of December 31, 2002 and 2001, $552,100 and $24,706 has been amortized to retained earnings. At December 31, 2002, the unamortized discount on preferred shares was $233,294.

         In the fourth quarter of 2002, 102,000 shares of preferred stock, series A, were converted to 1,020,000 shares of common stock. As of December 31, 2002, the shares had not been issued and are therefore reflected in these financial statements as common stock not issued but owed to buyers. The shares were subsequently issued in February of 2003.

         In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense is amortized over the one year period of the agreement. Consulting expense relating to this agreement was $109,612 for the year ended December 31, 2002. On December 31, 2002, there was $1,388 remaining in unamortized cost of stock issued for services on the balance sheet. Consulting expense relating to this agreement was $1,388 for the year ended December 31, 2003. On December 31, 2003 there was no remaining amount in unamortized cost of stock issued for services for this agreement.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. 100,000 of the common shares were issued on November 19, 2002. The remaining 200,000 shares have not been issued as of December 31, 2002 and are therefore reflected in the financial statements as common stock not issued but owed to buyers. The remained 200,000 shares were issued during the year ended December 31, 2003. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given is $207,000 and is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. A valuation allowance of $27,000 has been used to offset the resulting note receivable from the transaction and therefore $0 is reflected in the asset section of the balance sheet for the note receivables. The expense is amortized over a one year period. Consulting expense relating to these agreements was $198,210 for the year ended December 31, 2002. On December 31, 2002 there was $8,790 remaining in unamortized cost of stock issued for services on the balance sheet. Consulting expense relating to these agreements was $8,790 for the year ended December 31, 2003. On December 31, 2003 there was no remaining amount in unamortized cost of stock issued for services for this agreement.

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

         In April of 2002, an agreement was signed with Muir, Crane, & Co. for consulting services to be performed April 2, 2002 to April 2, 2003. As compensation for consulting services the Company agreed to pay a retainer of $4,000 per month and issue 200,000 shares of common stock. 100,000 shares were issued on April 9, 2002 and 100,000 shares were issued on July 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $95,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $95,000 for the year ended December 31, 2002. On December 31, 2002 there was $0 remaining in unamortized cost of stock issued for services. Due to the cancellation

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         of the agreement, the Company entered litigation and in February of 2004 paid $35,000 to settle the case (See Note 12).

         In April of 2002, an agreement was signed with Sam Hamra for consulting services to be performed April 18, 2002 to April 18, 2003. As compensation for consulting services the Company agreed to issue 70,000 shares of common stock. 70,000 shares of common stock were issued on April 18, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,200 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. As compensation, Mr. Hamra was also issued options to purchase 100,000 shares of preferred stock at a strike price of $2.50 per share. This preferred stock was convertible into 1,000,000 shares of common stock after a period of one year. The options expire when the preferred stock offering closes. The closing date was July 31, 2003. Using the Black-Scholes pricing model, the options were valued at $311,222 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $350,517 for the year ended December 31, 2002. On December 31, 2002 there was $0 remaining in unamortized cost of stock issued for services.

         In June of 2002, an agreement was signed with Liquid Solutions Corp. for consulting services to be performed June 10, 2002 to September 10, 2002. As compensation for consulting services the Company agreed to issue 500,000 shares of common stock. 500,000 shares of common stock were issued on June 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $155,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense is amortized over the three months of the agreement. Consulting expense relating to this agreement was $155,000 for the year ended December 31, 2002. On December 31, 2002 there was $0 remaining in unamortized cost of stock issued for services.

         In August of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed August 15, 2002 to August 15, 2003. As compensation for consulting services the Company agreed to issue 125,000 shares of common stock. 125,000 shares of common stock were issued on August 15, 2002. Using the market value on the date the agreement was signed, the shares were valued at $43,750 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense is amortized over the one year period of the agreement. Consulting expense relating to this agreement was $16,625 for the year ended December 31, 2002. On December 31, 2002 there was $27,125 remaining in unamortized cost of stock issued for services. Consulting expense relating to this agreement was $27,125 for the year ended December 31, 2003. On December 31, 2003, there was no remaining amount in unamortized cost of stock issued for services for this agreement.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         In September of 2002, an agreement was signed with Art Malone, Jr. for consulting services to be performed September 10, 2002 to March 10, 2003. As compensation for consulting services the Company agreed to issue 250,000 shares of common stock upon signing of the agreement and another 250,000 shares upon the consummation or signing of a celebrity brought directly or indirectly by Mr. Malone as an endorser. 250,000 shares of common stock were issued on September 17, 2002. As of December 31, 2002 and 2003 no other shares have been issued in regards to this agreement. Using the market value on the date the agreement was signed, the shares were valued at $60,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense is amortized over the six month period of the agreement. Consulting expense relating to this agreement was $37,200 for the year ended December 31, 2002. On December 31, 2002 there was $22,800 remaining in unamortized cost of stock issued for services. Consulting expense relating to this agreement was $22,800 for the year ended December 31, 2003. On December 31, 2003 there was no remaining balance in unamortized cost of stock issued for services for this agreement.

         In October of 2002, an agreement was signed with Patrick Armstrong of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be amortized over the one year period of the agreement. Consulting expense relating to this agreement was $17,010 for the year ended December 31, 2002. On December 31, 2002 there was $79,461 remaining in unamortized cost of stock issued for services. Consulting expense relating to this agreement was $79,461 for the year ended December 31, 2003. On December 31, 2003 there were no remaining amounts in unamortized cost of stock issued for services for this agreement.

         In October of 2002, an agreement was signed with Larry Stessel of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. 100,000 shares of common stock were issued on November 5, 2002. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs will be

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         amortized over the one year period of the agreement. Consulting expense relating to this agreement was $17,010 for the year ended December 31, 2002. On December 31, 2002 there was $79,461 remaining in unamortized cost of stock issued for services. Consulting expense relating to this agreement was $79,461 for the year ended December 31, 2003. On December 31, 2003 there was no remaining amount in unamortized cost of stock issued for services for this agreement.

         In December of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed December 2, 2002 to June 2, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock and the president of the Company agreed to issue 300,000 options to purchase 300,000 shares of common stock owned by him personally. The options have a strike price of $.05 and expire 30 days after the current lock-up period ends on the president's shares. 300,000 shares of common stock were issued on December 9, 2002. Using the market value on the date the agreement was signed, the shares were valued at $114,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $99,099 and recorded as a credit to additional paid in capital - common stock and a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the six month period of the agreement. Consulting expense relating to this agreement was $21,807 for the year ended December 31, 2002. On December 31, 2002 there was $191,292 remaining in unamortized cost of stock issued for services. Consulting expense relating to this agreement was $191,292 for the year ended December 31, 2003. On December 31, 2003 there was no remaining amount in unamortized stock issued for services for this agreement.

         In December 2002, an agreement was signed with Worldwide Financial Marketing, Inc. for consulting services to be performed December 15, 2002 to December 15, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on December 13, 2002. Using the market value of the date the agreement was signed, the shares were valued at $120,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the one year period of the agreement. Consulting expense relating to this agreement was $5,333 for the year ended December 31, 2002. On December 31, 2002 there was $114,667 remaining in unamortized cost of stock issued for services. Consulting expense relating to this agreement was $114,667 for the year ended December 31, 2003. On December 31, 2003 there was no remaining amount in unamortized stock issued for services for this agreement.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

    Year ended December 31, 2003:

         In 2003, 1,966,000 Class A warrants were exercised for 1,966,000 shares of common stock for a total of $983,000. Also in 2003, 394,600 Class A warrants were exercised for 394,600 shares of common stock for services rendered (See Note 10). As of December 31, 2003, 2,000 shares had not been issued and are thereby shown in these financial statements as stock not issued but owed to buyers. 750,400 Class A warrants are outstanding as of December 31, 2003. The expiration date of the Class A warrants has been extended to August 5, 2004.

         In 2003, 16,600 Class B warrants were exercised for 16,600 shares of common stock for a total of $49,800. 3,983,400 Class B warrants are outstanding as of December 31, 2003. The expiration date of the Class B warrants has been extended to August 5, 2004.

         In 2003, 260,000 options were exercised for 260,000 shares of common stock for a total of $65,000. As of December 31, 2003, 181,000 shares had not been issued and are thereby shown in these financial statements as stock not issued but owed to buyers.

         In fiscal 2003, the Company sold 1,468,300 shares of preferred stock, series A, for $3,670,750. The preferred stock offering closed on July 31, 2003. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $3,451,720 relating to the beneficial conversion feature was recorded which will be amortized over a one year period beginning with the date the shareholders purchased their shares. As of December 31, 2003, 2002 and 2001, $1,798,438, $552,100 and $24,706 has
         been amortized to retained earnings. At December 31, 2003, the unamortized discount on preferred shares was $1,866,576.

         During 2003, 238,000 shares of preferred stock, series A, were converted to 2,380,000 shares of common stock.

         In February 2003, an agreement was signed with Tom Puccio for consulting services to be performed February 15, 2003 to August 25, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. 300,000 shares of common stock were issued on February 25, 2003. Using the market value of the date the agreement was signed, the shares were valued at $93,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the six month period of the agreement. Consulting expense relating to this agreement was $93,000 for the year ended December 31, 2003. On December 31, 2003 there was no remaining amount in unamortized stock issued for services for this agreement.

         In July 2003, the Company entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         1,100,000 options in exchange for future endorsements of SLS products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options will be recorded over the two year period of the agreement beginning July 31, 2003 and ending July 31, 2005. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two year period. Consulting expense relating to this agreement was $1,142,432 for the year ended December 31, 2003. Expenses to be recorded in the periods ended December 31, 2004 and 2005 are unknown at this time because they are partly based on the market price over those periods. As of December 31, 2003 approximately 620,000 of the 1,100,000 options have been earned and expensed.

         In October 2003, an agreement was signed with Zane Sellis for consulting services to be performed October 28, 2003 to October 28, 2005. As compensation for consulting services the Company agreed to issue 3,226 shares of common stock. 3,226 shares of common stock were issued on December 1, 2003. Using the market value of the date the agreement was signed, the shares were valued at $5,162 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the two year period of the agreement. Consulting expense relating to this agreement was $453 for the year ended December 31, 2003. On December 31, 2003 there was $4,709 remaining in unamortized stock issued for services for this agreement.

         In November 2003, an agreement was signed with George Iordanou for consulting services to be performed November 6, 2003 to November 6, 2005. As compensation for consulting services the Company agreed to issue 3,226 shares of common stock. 3,226 shares of common stock were issued on December 1, 2003. Using the market value of the date the agreement was signed, the shares were valued at $4,774 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the two year period of the agreement. Consulting expense relating to this agreement was $360 for the year ended December 31, 2003. On December 31, 2003 there was $4,415 remaining in unamortized stock issued for services for this agreement.

         In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for consulting services the Company agreed to issue 400,000 shares of common stock. 400,000 shares of common stock were issued on November 11, 2003. Using the market value of the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three year period of the agreement. Consulting expense relating to this agreement was $36,329 for the year ended December 31, 2003. On December 31, 2003 there was $743,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 or each year based on the previous year's

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         performance levels. No options were issued on January 1, 2004 under this agreement. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of December 31, 2003, no cash fee has been paid.

         In November 2003, an agreement was signed with Edward Decker for consulting services to be performed November 20, 2003 to November 20, 2005. As compensation for consulting services the Company agreed to issue 7,000 shares of common stock. 7,000 shares of common stock were issued on December 1, 2003. Using the market value of the date the agreement was signed, the shares were valued at $15,050 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the two year period of the agreement. Consulting expense relating to this agreement was $845 for the year ended December 31, 2003. On December 31, 2003 there was $14,205 remaining in unamortized stock issued for services for this agreement.

         In November 2003, an agreement was signed with Christoper Obssuth for consulting services to be performed November 20, 2003 to November 20, 2005. As compensation for consulting services the Company agreed to issue 7,000 shares of common stock. 7,000 shares of common stock were issued on December 1, 2003. Using the market value of the date the agreement was signed, the shares were valued at $15,050 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the two year period of the agreement. Consulting expense relating to this agreement was $845 for the year ended December 31, 2003. On December 31, 2003 there was $14,205 remaining in unamortized stock issued for services for this agreement.

9.  UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES
        As detailed in Note 8, during the years ended December 31, 2003 and 2002, the Company issued or agreed to issue 3,215,452 shares of common stock, granted 500,000 options for common stock, and 100,000 options for preferred stock as part of consulting agreements. The value of stock issued and options granted totaled $913,036 and $1,599,213 for the years ended December 31, 2003 and 2002. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the year ended December 31, 2003 and 2002, $656,816 and $1,074,229 were amortized into consulting expense. Unamortized cost of stock issued for services was $524,984 as of December 31, 2002 and $781,204 as of December 31, 2003.
        There was no stock issued for services in the year ended December 31, 2001.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

10.  CONSULTING AND INVESTOR RELATIONS SERVICES
         Consulting and investor relation services expense was $3,104,153, $1,303,770, and $52,799 for the years ended December 31, 2003, 2002, and 2001. Consulting and investor relation expenses incurred in 2003, 2002, and 2001 are detailed below.

         Consulting expenses relating to stock issued for consulting agreements was $656,816, $1,074,229, and $0 (See Note 9) in the years ended December 31, 2003, 2002, and 2001 and relating to options issued for services was $1,142,432, $0, and $0 (See Note 8) for the years ended December 31, 2003, 2002, and 2001.

         Ronald Gee contracted with SLS for promotional services and was paid $335,000 to disseminate information pursuant to the Company's obligation under the Exchange Act. All services were rendered in the third and fourth quarter of the year ended December 31, 2003.

         Atlantic Services Ltda, DBA Atlantic Services and Phantasma Holding Corp/Red Sea Mgt. Located in Costa Rica contracted with SLS and was paid $100,000 to provide SLS consultation and to identify and introduce companies/individuals that may be potential agents, partners, distributors, spokespeople and/or investors. All services were rendered in the third quarter of the year ended December 31, 2003.

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

         Fitzgerald Galloway contracted with SLS to identify private or public companies for merger and/or acquisition with or by SLS for a period from July 23, 2003 to August 23, 2003 and was paid a fee of $20,000.

         Wall Street Investor Relations Corp contracted with SLS for public relations, investor relations and capital raising for a period completed by September 30, 2003 and received a fee of $8,000.

         G. Ghecko Enterprises DBA Red Sea Management, located in Costa Rica, contracted with SLS and was paid $50,000 to provide SLS consultation and the service of business development to identify and introduce companies that may be potential partners. The contract was later voided and a refund of $50,000 was received in January 2004.

         Art Malone, Jr. provided services for the purpose of securing the appropriate mechanisms to market SLS's products for a fee of $15,000. The services were from September 1, 2003 to December 31, 2003.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         Bill Fischbach provided services for the purpose of public relations, retail distribution contacts, and business development to the Company for a fee of $78,870. The services were rendered in the third quarter of 2003.

         Various individuals and corporations performed consulting services and investor relation services for the Company during the year ended December 31, 2003, 2002, and 2001 and were paid $498,035, $229,541, and
         $52,799.

11.  STOCK OPTION PLAN
         On July 1, 2000, the Board of Directors approved a stock option plan. The plan covers all eligible employees and is an incentive stock option plan. The number of shares that can be issued under the plan total 2,000,000. There were no options issued in 2001. In 2002, the Company granted 500,000 options for common stock as part of consulting agreements detailed in Note 8. In 2003, the Company issued 1,100,000 options for common stock as part of consulting agreements detailed in
         Note 8. The Company accounts for these grants under Accounting Principles Board Opinion No. 25 under which expense has been recognized for services. There were no options granted in the year ended December 31, 2001. The following table summarizes the options granted:

                                                          2002            2003
                                                     --------------    -----------
         Dividend Yield                                          0%             0%
         Weighted Average Expected Stock Volatility             29%        146.60%
         Weighted Average Risk Free Interest Rate             2.70%          3.46%
         Expected Option Lives                       6 months to 10        5 years
                                                              years
         Value of Options Granted                          $426,164    $1,142,432*

         *Only options earned in 2003 are valued here. Options to be earned in 2004 and 2005 have not been valued as they will be valued on the date they are earned. See Note 8.

                                                          Weighted               Weighted
                             Options             2003      Average      2002      Average
                             -------          ---------   --------    -------    --------
         Outstanding at beginning of year       500,000     $0.30          --        --

         Granted                              1,100,000      0.25     500,000     $0.30

         Exercised                              260,000      0.25          --        --

         Expired                                     --      -             --        --
                                              ---------     -----     -------     -----

         Outstanding at end of year           1,340,000     $0.27     500,000     $0.30
                                              =========     =====     =======     =====

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         The weighted average exercise price of the options is $0.27 at December 31, 2003.

12. EMPLOYEE STOCK OPTIONS
         During the year ended December 31, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective as of the beginning of the year. There have been no previous granting of options to employees and therefore this adoption has no effect on previous financial statements.

         The board of directors approved 145,000 options for employees and directors in the year ended December 31, 2003. The options vested immediately. 10,000 options were approved for each of three board members for their roles as directors of the company. 115,000 options were approved for employees of the Company for services rendered. Using the Black-Scholes pricing model, in accordance with the fair value recognition provision of FASB Statement No. 123, the options were valued at $23,134 and recorded as compensation expense in the year ended December 31, 2003. There were no employee stock options in the years ended December 31, 2002 or 2001.

         The following table summarizes the options granted:

             Dividend Yield                                                   0%
             Weighted Average Expected Stock Volatility                    52.5%
             Weighted Average Risk Free Interest Rate                      4.04%
             Expected Option Lives                                      10 years
             Value of Options Granted                                    $23,134

                                                                   Weighted
                                       Options           2003       Average
                                       -------         -------     --------
                  Outstanding at beginning of year          --          --

                  Granted                              145,000       $0.25

                  Exercised                                 --          --

                  Expired                                   --          --
                                                       -------       -----


                  Outstanding at end of year           145,000       $0.25
                                                       =======       =====

         The weighted average exercise price of the options is $0.25 at December 31, 2003.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

13. SUBSEQUENT EVENTS
         In February of 2004, the Class A and Class B warrants expiration dates were both extended to August 5, 2004.

         From January 1 to March 26, 2004, 175,200 Class A warrants were exercised for 175,200 shares of common stock for a total of $87,600.

         From January 1 to March 26, 2004, 19,940 shares of preferred stock, series A, were converted into 199,400 shares of common stock.

         In January of 2004, 181,000 shares of common stock owed to buyers at December 31, 2003 were issued.

         In March of 2004, the Company commenced an offering of Series B preferred stock. 1,000,000 shares of preferred stock, series B, is being offered at $20.00 per share. Each share is convertible into ten shares of the Company's common stock six months after purchase. Prior to conversion, the shares have no voting rights. Attached to each preferred share are ten of the Company's class C warrants. Each Class C warrant has a term of three years and provides the right to purchase one share of the Company's common stock at $7.00 per share. The Class C warrants are immediately exercisable and detachable from the preferred share. If the average closing market price for the Company's common stock is equal to or greater than $10.50 for a period of 30 days, then such warrants are capable of being repurchased by the Company, with 30-day notice, at a price of $.001 per warrant.

         Through March 26, 2004, 143,500 shares of the preferred stock, series B, have been sold for $2,870,000.

         In February of 2004, the Company settled a lawsuit brought by an entity that had previously been a consultant to the Company. The settlement amount of $35,000 has been accrued in the financial statements for the year ended December 31, 2003.

         In March of 2004, the Company settled a lawsuit brought by a former consultant to the Company. The former consultant returns 100,000 shares of common stock of the Company for cancellation in exchange for $250,000 payable in March and April of 2004. This settlement has not been accrued in the financial statements for the year ended December 31, 2003.

         In February of 2004, the Company entered into an agreement with the owners of SA Sound B.V. and SA Sound USA, Inc. giving the Company an option to acquire said companies at any time prior to February 27, 2004 for a purchase price of 370,000 euros, approximately $467,000. The Company paid 50,000 euros, approximately $63,000 for this option. The option agreement entitled the Company to a refund of the option price if the due diligence performed by the Company disclosed any material adverse facts about said companies. After completion of the due diligence, the Company determined not to exercise the option to purchase and has asserted its right to a refund of the option price.

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS.

         The sellers are challenging the return of the option price. None of the above items or amounts have been reflected in the financial statements as of December 31, 2003.

         In March of 2004, the Company completed a merger with Evenstar, Inc. into a newly formed, wholly owned subsidiary. In exchange for said merger, the Company paid $300,000 in cash and issued 300,000 shares of common stock to the seller. Based on market value of the common stock on the date of closing and the cash given, the purchase price was approximately $1,160,000. Simultaneously with the merger, the Company hired the seller as director of its electronics division and issued the seller options to purchase 100,000 shares of common stock at market value on the day of merger closing. The seller is also entitled to annual options based on the amount of gross profits received from sales of products containing the technologies acquired from the merger. Evenstar, Inc has virtually no assets other than patents and has not shown any revenue for the past two years. The excess of the purchase price (approximately $1,160,000) over the cost of the patents (approximately $4,000, net of amortization) will be recorded as goodwill in the first quarter of 2004. Simultaneously, the Company will take a charge for impairment of goodwill of the same amount. The impairment charge will be recorded in the financial statements for the quarter ended March 31, 2004.

         In March of 2004, the Company issued 300,000 shares of common stock in relation to the Evenstar, Inc. merger.

         In the second quarter of 2004, the Company intends to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through the current period. During such period, the registration statement that the Company filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include the Company's most recent audited financial statements. As a result , the former warrant holders may be entitled to rescind their purchases and the Company has decided to make the rescission offer. Once made, the rescission offer is open for 30 days. The rescission offer would require the Company to purchase warrants back at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the year ended December 31, 2003 has been made for the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 16,600 Class B warrants have been exercised as of December 31, 2003, so any effect of the rescission offer would have an immaterial effect of these financial statements, therefore, no adjustment has been made. If all warrant holders accepted the rescission offer, the Company would be required to pay $1,246,800 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect of these financial statements.

                                  EXHIBIT INDEX

NUMBER                     EXHIBIT                                                      WHERE LOCATED
------     -----------------------------------------------------------    ------------------------------------------------
2.1        Plan of Reorganization                                         Exhibit 2 to Registration Statement on Form SB-2
                                                                          filed August 15, 2000

3.1        Articles of Incorporation                                      Exhibit 3(i) to Registration Statement on
                                                                          Form SB-2 filed August 15, 2000

3.2        Amendment and Restatement of Certificate of                    Exhibit 3(ii) to Registration Statement on
           Incorporation                                                  Form SB-2 filed August 15, 2000

3.3        By-Laws                                                        Exhibit 3(iii) to Registration Statement on Form
                                                                          SB-2 filed August 15, 2000

3.4        Amendment to By-laws (Article VIII)                            Filed herewith

4.1        Specimen Certificate of Common Stock                           Exhibit 4(i) to Amendment No. 1 to Registration
                                                                          Statement on Form SB-2 filed December 1, 2000

4.2        Form of A Warrant                                              Exhibit 4(ii) to Registration Statement on Form
                                                                          SB-2 filed August 15, 2000

4.3        Form of B Warrant                                              Exhibit 4(iii) to Registration Statement on Form
                                                                          SB-2 filed August 15, 2000

10.1       Commercial Property Lease Agreement between Scenic             Exhibit 10.1 to Form 10-QSB for quarter ended
           Properties, Inc., and SLS International, Inc., dated           September 30, 2003, filed November 11, 2003
           September 1, 2003
10.2       Agreement dated February 24, 2000 between Igor Levitsky and    Exhibit 10(i) to Amendment No. 1 to Registration
           Sound and Lighting Specialists, Inc.                           Statement on Form SB-2 filed December 1, 2000

10.3       Assignment of Technology Rights by Igor Levitsky dated         Exhibit 10(iii) to Amendment No. 1 to
           November 9, 2000                                               Registration Statement on Form SB-2 filed
                                                                          December 1, 2000

10.4       Form of Distributor Agreement                                  Exhibit 10(iv) to Amendment No. 2 to
                                                                          Registration Statement on Form SB-2 filed January
                                                                          16, 2001

10.5       2000 Stock Purchase and Option Plan*                           Exhibit 99(i) to Registration Statement on Form
                                                                          SB-2 filed August 15, 2000

NUMBER                     EXHIBIT                                                      WHERE LOCATED
------     -----------------------------------------------------------    ------------------------------------------------
10.6       Form of Option*                                                Exhibit 99(ii) to Registration Statement on Form
                                                                          SB-2 filed August 15, 2000

10.7       Letter Agreement, dated January 5, 2002 between                Exhibit 10.1 to Amendment No. 1 to
           SLS International, Inc. and Internet PR Group Inc.             Form 10-QSB for quarter ended March 31, 2002,
                                                                          filed May 21, 2003

10.8       Share Purchase Agreement, dated January 22, 2002               Exhibit 10.2 to Amendment No. 1 to
           between SLS International, Inc. and Herbie Herbert             Form 10-QSB for quarter ended March 31, 2002,
                                                                          filed May 21, 2003

10.9       Share Purchase Agreement, dated January 22, 2002               Exhibit 10.3 to Amendment No. 1 to
           between SLS International, Inc. and Thomas Panos               Form 10-QSB for quarter ended March 31, 2002,
                                                                          filed May 21, 2003

10.10      Consulting Agreement, dated April 9, 2002, between SLS         Exhibit 10.1 to Amendment No. 1 to
           International, Inc. and The Equitable Group, LLC               Form 10-QSB for quarter ended June 30, 2002,
                                                                          filed May 21, 2003
10.11      Letter Agreement, dated April 2, 2002, between SLS             Exhibit 10.2 to Amendment No. 1 to
           International, Inc. and Muir Crane & Co.                       Form 10-QSB for quarter ended June 30, 2002,
                                                                          filed May 21, 2003

10.12      Letter Agreement, dated April 18, 2002, between SLS            Exhibit 10.3 to Amendment No. 1 to
           International, Inc. and Sam F. Hamra                           Form 10-QSB for quarter ended June 30, 2002,
                                                                          filed May 21, 2003

10.13      Consulting Services Agreement, dated June 19, 2002, between    Exhibit 10.4 to Amendment No. 1 to
           SLS International, Inc. and Liquid Solutions Corp.             Form 10-QSB for quarter ended June 30, 2002,
                                                                          filed May 21, 2003

10.14      Letter Agreement, dated July 17, 2002, between SLS             Exhibit 10.1 to Amendment No. 1 to
           International, Inc. and Alfred V. Greco PLLC regarding         Form 10-QSB for quarter ended September 30, 2002,
           settlement  of Alfred V. Greco v. SLS International, Inc.      filed May 21, 2003

10.15      Letter Agreement, dated July 17, 2002, between SLS             Exhibit 10.2 to Amendment No. 1 to
           International, Inc. and Alfred V. Greco PLLC                   Form 10-QSB for quarter ended September 30, 2002,
           regarding services to be provided by Alfred V. Greco PLLC      filed May 21, 2003

10.16      Consulting Agreement, dated August 15, 2002,                   Exhibit 10.3 to Amendment No. 1 to
           between SLS International, Inc. and Atlantic Services Ltd.     Form 10-QSB for quarter ended September 30, 2002,
                                                                          filed May 21, 2003

NUMBER                     EXHIBIT                                                      WHERE LOCATED
------     -----------------------------------------------------------    ------------------------------------------------
10.17      Consulting Agreement, dated September 10, 2002,                Exhibit 10.4 to Amendment No. 1 to Form 10-QSB
           between SLS International, Inc. and Art Malone Jr.             for quarter ended September 30, 2002, filed May
                                                                          21, 2003

10.18      Settlement Agreement and General Release dated                 Exhibit 10.20 to Form 10-KSB for year ended
           April 1, 2003 between McQuerterGroup and SLS                   December 31, 2002, filed May 21, 2003
           International, Inc.

10.19      Letter Agreement dated October 25, 2002 between                Exhibit 10.21 to Form 10-KSB for year ended
           SLS International, Inc. and Patrick J. Armstrong               December 31, 2002, filed May 21, 2003

10.20      Letter Agreement dated October 25, 2002 between                Exhibit 10.22 to Form 10-KSB for year ended
           SLS International, Inc. and Larry R. Stessel                   December 31, 2002, filed May 21, 2003

10.21      Consulting Agreement, dated November 18, 2002                  Exhibit 10.23 to Form 10-KSB for year ended
           between SLS International, Inc. and Atlantic Services Ltd.     December 31, 2002, filed May 21, 2003

10.22      Investor Relations and Financial Public Relations              Exhibit 10.24 to Form 10-KSB for year ended
           Consulting Agreement, dated December 15, 2002                  December 31, 2002, filed May 21, 2003
           between SLS International, Inc. and Worldwide
           Financial Marketing, Inc.

10.23      Consulting Agreement dated February 20, 2003,                  Exhibit 10.1 to Form 10-QSB for quarter ended
           between SLS International, Inc. and Tom Puccio                 March 31, 2003, filed June 16, 2003

10.24      Option Agreement, dated as of May 19, 2003,                    Exhibit 10.1 to Form 10-QSB for quarter ended
           between the Company and Steerpike (Overseas) Ltd.              June 30, 2003, filed August 14, 2003

10.25      Letter Agreement, dated as of May 19, 2003, between the        Exhibit 10.2 to Form 10-QSB for quarter ended
           Company and Steerpike (Overseas) Ltd.                          June 30, 2003, filed August 14, 2003

10.26      Letter Agreement, dated as of May 19, 2003, between the        Exhibit 10.3 to Form 10-QSB for quarter ended
           Company and Steerpike Inc.                                     June 30, 2003, filed August 14, 2003

10.27 Letter Agreement, dated as of July 10, 2003, between the Exhibit 10.4 to Form 10-QSB for quarter ended Company and Alfred V. Greco PLLC, amending prior letter June 30, 2003, filed August 14, 2003 agreement, dated July 17, 2002, concerning the settlement of certain litigation between such parties

NUMBER                     EXHIBIT                                                      WHERE LOCATED
------     -----------------------------------------------------------    ------------------------------------------------
10.28      Consulting Agreement, dated as of July 14, 2003, between       Exhibit 10.2 to Form 10-QSB for quarter ended
           SLS International, Inc. and Atlantic Services Ltda.            September 30, 2003, filed November 11, 2003

10.29      Consulting Agreement, dated as of July 22, 2003, between       Exhibit 10.3 to Form 10-QSB for quarter ended
           SLS Loudspeakers and Atlantic Services Ltda.                   September 30, 2003, filed November 11, 2003

10.30      Consulting Agreement, dated as of August 11, 2003, between     Exhibit 10.4 to Form 10-QSB for quarter ended
           SLS International, Inc. and G. Ghecko Enterprises              September 30, 2003, filed November 11, 2003

10.31      Contract for Promotional Services, dated July 14, 2003,        Exhibit 10.5 to Form 10-QSB for quarter ended
           between Ronald E. Gee and SLS International, Inc.              September 30, 2003, filed November 11, 2003

10.32      Contract for Promotional Services, dated August 5, 2003,       Exhibit 10.6 to Form 10-QSB for quarter ended
           between Ronald E. Gee and SLS International, Inc.              September 30, 2003, filed November 11, 2003

10.33      Contract for Promotional Services, dated September 5, 2003,    Exhibit 10.7 to Form 10-QSB for quarter ended
           between Ronald E. Gee and SLS International, Inc.              September 30, 2003, filed November 11, 2003

10.34      Consulting Agreement, dated as of August 11, 2003, between Exhibit
           10.8 to Form 10-QSB for quarter ended SLS Loudspeakers and Berkshire
           International, LLC September 30, 2003, filed November 11, 2003

10.35      Letter Agreement, dated August 29, 2003, between SLS           Exhibit 10.9 to Form 10-QSB for quarter ended
           International and Art Malone, Jr.                              September 30, 2003, filed November 11, 2003

10.36      Consulting Agreement, dated August 21, 2003, between SLS       Exhibit 10.10 to Form 10-QSB for quarter ended
           International, Inc. and Grant Galloway                         September 30, 2003, filed November 11, 2003

10.37      Agreement, dated July 31, 2003 between SLS International,      Exhibit 10.11 to Form 10-QSB for quarter ended
           Inc. and Wall Street Investor Relations Corp.                  September 30, 2003, filed November 11, 2003

10.38      30 Days Public Relations Services Contracts, dated July 23, Exhibit
           10.12 to Form 10-QSB for quarter ended 2003, between Fitzgerald
           Galloway Consulting and SLS September 30, 2003, filed November 11,
           2003 International, Inc.

NUMBER                     EXHIBIT                                                      WHERE LOCATED
------     -----------------------------------------------------------    ------------------------------------------------
10.39      Merger Agreement, dated March 12, 2004, among SLS              Exhibit 10.1 to Form 8-K filed March 17, 2004
           International, Inc., Evenstar, Inc., Joel A. Butler, David
           L. Butler, Patrick D. Butler, and Evenstar Mergersub, Inc.

10.40      Employment Agreement, dated March 12, 2004, between SLS        Exhibit 10.2 to Form 8-K filed March 17, 2004
           International, Inc. and Joel A. Butler

10.41      Consulting Services Agreement, dated October 28, 2003,         Filed herewith
           between SLS International, Inc. and Zane Sellis

10.42      Consulting Services Agreement, dated November 6, 2003,         Filed herewith
           between SLS International, Inc. and George Iordanou

10.43      Consulting Services Agreement, dated November 10, 2003,        Filed herewith
           between SLS International, Inc. and William F. Fischbach

10.44      Consulting Services Agreement, dated November 20, 2003,        Filed herewith
           between SLS International, Inc. and Edward Decker

10.45      Consulting Services Agreement, dated November 20, 2003,        Filed herewith
           between SLS International, Inc. and Christopher Obssuth

10.46      Stipulation for Entry of Judgment and Mutual General Release   Filed herewith

21         List of Subsidiaries of SLS International, Inc.                Filed herewith

23         Consent of Weaver & Martin LLC Independent                     Filed herewith.
           Certified Public Accountants

31         Certification of Periodic Report by Chief Executive Officer    Filed herewith
           and Chief Financial Officer under Section 302 of the
           Sarbanes-Oxley Act of 2002

32         Certification of Periodic Report by Chief Executive Officer    Filed herewith
           and Chief Financial Officer under Section 906 of the
           Sarbanes-Oxley Act of 2002

NUMBER                     EXHIBIT                                                      WHERE LOCATED
------     -----------------------------------------------------------    ------------------------------------------------

99.1       Consent Order of Missouri Securities Division and              Exhibit 99(iv) to Post-Effective Amendment No. 1
           SLS International, Inc.                                        filed May 30, 2001

99.2       Promotional Shares Lock-In Agreement                           Exhibit 99(v) to Post-Effective Amendment No. 1
                                                                          filed May 30, 2001

99.3       Modification to Consent Order of Missouri Securities           Exhibit 99.1 to Post-Effective Amendment No. 2
           Division and SLS International, Inc.                           filed February 9, 2004