Form 10QSB
period 2004-03-31
SLS INTERNATIONAL INC
filed 2004-05-17
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2004

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

         On May 4, 2004, 29,184,780 shares of SLS International, Inc. common stock were outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [x]

                             SLS INTERNATIONAL, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                    Page No.

Item 1.  Financial Statements

         Condensed Balance Sheet                                      2
         Condensed Statements of Operations                           3
         Condensed Statement of Cash Flows                            4
         Notes to Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial            10
             Condition and Results of Operations

Item 3.  Controls and Procedures                                      14

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                    15

Item 6.  Exhibits and Reports on Form 8-K                             15

Signature                                                             16

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        March 31,        December 31,
                                                                          2004               2003
                                                                       ------------      ------------
                                                                       (unaudited)         (audited)
Assets
Current assets:
     Cash                                                              $  2,692,442      $  1,482,786
     Accounts receivable, less allowance for doubtful accounts of
       $45,000 for March 31, 2004 and December 31, 2003                     234,367           277,665
     Inventory                                                              848,365           590,297
     Prepaid expenses and other current assets                               19,348             6,850
                                                                       ------------      ------------
                Total current assets                                      3,794,522         2,357,598
                                                                       ------------      ------------
Fixed assets:
     Vehicles                                                                73,376            73,376
     Equipment                                                              170,999           159,212
     Leasehold improvements                                                 220,577           175,621
                                                                       ------------      ------------
                                                                            464,952           408,209
Less accumulated depreciation                                                98,839            88,016
                                                                       ------------      ------------
                Net fixed assets                                            366,113           320,193
                                                                       ------------      ------------
                                                                       $  4,160,635      $  2,677,791
                                                                       ============      ============
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Current maturities of long-term debt and notes payable            $     28,871      $     28,946
     Accounts payable                                                       303,804           357,287
     Accrued liabilities                                                     26,227            26,138
                                                                       ------------      ------------
                Total current liabilities                                   358,902           412,371
                                                                       ------------      ------------
Notes payable, less current maturities                                       15,118            15,931
                                                                       ------------      ------------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, Series A, $.001 par, 2,000,000 shares
       authorized; 1,511,360 issued as of March 31, 2004 and
       1,545,300 issued as of December 31, 2003                               1,511             1,545
     Preferred stock, Series B, $.001 par, 1,000,000 shares
       authorized; 143,500 shares issued as of March 31, 2004
       and no shares issued as of December 31, 2003                             144                --
     Discount on preferred stock                                         (2,257,599)       (1,886,576)
     Contributed capital - preferred                                     10,952,719         7,411,585
     Common stock, $.001 par; 75,000,000 shares authorized;
       29,225,780 shares and 28,230,180 shares issued at
       March 31, 2004 and December 31, 2003                                  29,226            28,231
     Common stock not issued but owed to buyers; 18,000 shares and
       183,000 shares at March 31, 2004 and December 31, 2003                    18               183
     Contributed capital - common                                        10,370,651         8,319,286
     Unamortized cost of stock issued for services                         (711,199)         (781,204)
     Retained deficit                                                   (14,598,856)      (10,843,561)
                                                                       ------------      ------------
                Total shareholders' equity                                3,786,615         2,249,489
                                                                       ------------      ------------
                                                                       $  4,160,635      $  2,677,791
                                                                       ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                     For The Three Months
                                                        Ended March 31,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
                                                         (unaudited)

Revenue                                         $    420,916      $    104,777

Cost of sales                                        252,916            57,436
                                                ------------      ------------

Gross profit                                         168,000            47,341

General and administrative expenses                2,956,689           502,149
                                                ------------      ------------

Loss  from  operations                            (2,788,689)         (454,808)

Other income (expense):
      Interest expense                                  (505)           (7,637)
      Interest and miscellaneous, net                  5,376             8,000
                                                ------------      ------------

                                                       4,871               363
                                                ------------      ------------

Loss before income tax                            (2,783,818)         (454,445)

Income tax provision                                      --                --
                                                ------------      ------------

Net loss                                          (2,783,818)         (454,445)
                                                ------------      ------------

Deemed dividend associated with
   beneficial conversion of preferred stock         (971,477)         (133,278)
                                                ------------      ------------

Net loss availiable to common shareholders      $ (3,755,295)     $   (587,723)
                                                ============      ============


Basic and diluted earnings per share            $      (0.13)     $      (0.03)
                                                ============      ============

Weighted average shares outstanding               28,743,930        23,095,528
                                                ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           For The Three Months
                                                                              Ended March 31,
                                                                        --------------------------
                                                                           2004             2003
                                                                        -----------      ---------
                                                                                (unaudited)
Operating activities:
      Net loss                                                          $(2,783,818)     $(454,445)
      Adjustments to reconcile net income to cash flows
        from operating activities:
          Depreciation and amortization                                      10,823          2,704
          Amortization of cost of stock issued for services                  70,005        246,371
          Expense of stock options granted for services                     718,088             --
          Goodwill impairment charge                                      1,148,502             --
      Change in assets and liabilities-
          Accounts receivable, less allowance for doubtful accounts          43,298        138,828
          Inventory                                                        (258,068)       (62,929)
          Prepaid expenses and other current assets                              --          1,539
          Accounts payable                                                  (53,483)        69,019
          Due to shareholders                                                    --            (94)
          Accrued liabilities                                                    90         25,007
                                                                        -----------      ---------
          Cash used in operating activities                              (1,104,563)       (34,000)
                                                                        -----------      ---------
Investing activities:
      Additions of fixed assets                                             (56,743)            --
                                                                        -----------      ---------
          Cash used in investing activities                                 (56,743)            --
                                                                        -----------      ---------
Financing activities:
      Sale of stock, net of expenses                                      2,671,850         82,350
      Acquisition of subsidiary                                            (300,000)            --
      Repayments of notes payable                                              (888)          (570)
                                                                        -----------      ---------
          Cash provided by financing activities                           2,370,962         81,780
                                                                        -----------      ---------
Increase in cash                                                          1,209,656         47,780
Cash, beginning of period                                                 1,482,786          4,240
                                                                        -----------      ---------

Cash, end of period                                                     $ 2,692,442      $  52,020
                                                                        ===========      =========
Supplemental cash flow information:
      Interest paid                                                     $        --      $   1,295
      Income taxes paid (refunded)                                               --             --

Noncash investing activities:
      Stock issued and options granted for services                     $   718,088      $  93,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements at March 31, 2004 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2004 and results of operations and cash flows for the three months ended March 31, 2004. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
         Going Concern
         The accompanying unaudited condensed consolidated financial statements at March 31, 2004 have been prepared in conformity with U.S. generally accepted accounting principles which contemplate our continuance as a going concern. We have suffered losses from operations during the three months ended March 31, 2004 and the years ended December 31, 2003, 2002, and 2001. Our cash position may be inadequate to pay all of the costs associated with establishing a market for sales of its loudspeakers. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary if we are unable to continue in existence.

NOTE 3 - NOTES PAYABLE
         At December 31, 2003 and March 31, 2004, there is a note payable to an individual in the amount of $25,000. This note bears interest of 7% and is past due. There is also a note payable for equipment in the amount of $19,877 and $18,989 as of December 31, 2003 and March 31, 2004,
         respectively. This note bears interest of 5.16% and matures in September of 2008. Interest expense for the year ended December 31, 2003 and the quarter ended March 31, 2004 was $5,763 and $505, respectively.

NOTE 4 - STOCK TRANSACTIONS

         In the quarter ended March 31, 2004, 181,000 shares shown at December 31, 2003 as "stock not issued but owed to buyers" were issued.

         In July 2003, we entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants 1,100,000 options in exchange for future endorsements of our products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options will be recorded over the two-year period of the agreement beginning July 31, 2003 and ending July 31, 2005. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two year period. Consulting expense relating to this agreement was $469,638 for the quarter ended March 31, 2004. As of March 31, 2004 approximately 790,000 of the 1,100,000 options have been earned and expensed. Expenses to be recorded in the remaining quarters of the year ended December 31, 2004 and 2005 are unknown at this time because they are partly based on the market price over those periods.

         In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for consulting services we agreed to issue 400,000 shares of common stock. 400,000 shares of common stock were issued on November 11, 2003. Using the market value of the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $65,000 for the quarter ended March 31, 2004. On March 31, 2004 there was $678,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 or each year based on the previous year's performance levels. No options were issued on January 1, 2004 under this agreement. As of March 31, 2004, Mr. Fischbach had earned no options based on his performance in the quarter ended March 31, 2004. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of March 31, 2004, Mr. Fischbach had earned no cash fee based on the value provided to us in the quarter ended March 31, 2004.

         In the quarter ended March 31, 2004, 185,200 Class A warrants were exercised for 185,200 shares of common stock for a total of $92,600. As of March 31, 2004, 18,000 shares had not been issued and are thereby shown in these financial statements as stock not issued but owed to buyers. 565,200 Class A warrants are outstanding as of March 31, 2004. The expiration date of the Class A warrants has been extended to August 5, 2004.

         In the quarter ended March 31, 2004, 6,000 Class B warrants were exercised for 6,000 shares of common stock for a total of $18,000. 3,977,400 Class B warrants are outstanding as of March 31, 2004. The expiration date of the Class B warrants has been extended to August 5, 2004.

         In the quarter ended March 31, 2004, we commenced an offering of Series B preferred stock and sold 143,500 shares of preferred stock, series B, for $2,561,250, net of expenses. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock six months after buying the shares. Attached to each preferred share is ten Class C warrants. Each Class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. If the average closing market price for our common stock is equal to or greater than $10.50 for a period of 30 days, then such warrants are capable of being repurchased with a 30-day notice, at a price of $.001 per warrant. A discount on preferred shares of $1,342,500 relating to the beneficial conversion feature was recorded and will be amortized over the six month period beginning with the date the shareholders purchased their shares.

         In the quarter ended March 31, 2004, $971,477 of the unamortized discount on preferred shares, series A and B, has been amortized to retained earnings. At March 31, 2004, the unamortized discount on preferred shares, series A and B, was $2,257,599.

         In the quarter ended March 31, 2004, 33,940 shares of preferred stock, series A, were converted to 339,400 shares of common stock.

         In the quarter ended March 31, 2004, 70,000 options were granted for consulting services. The options have a strike price equal to the market price on their grant date, ranging from $2.73 to $3.10. Using the Black-Scholes pricing model, the options were valued at $114,700 and recorded as consulting expense.

NOTE 5 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES
         During the years ended December 31, 2003 and 2002, we issued or agreed to issue 3,215,452 shares of common stock, granted 500,000 options for common stock, and 100,000 options for preferred stock, series A, as part of consulting agreements. The value of stock issued and options granted totaled $913,036 and $1,599,213 for the years ended December 31, 2003 and 2002. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the quarter ended March 31, 2004, $70,005 was amortized into consulting expense. Unamortized cost of stock issued for services was $711,200 as of March 31, 2004.

NOTE 6 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES
         Consulting and investor relation services expense was $1,015,943 for the quarter ended March 31, 2004. Consulting and investor relation expenses incurred are detailed below:

         Consulting expenses relating to stock issued for consulting agreements was $70,005 (See Note 5) in the quarter ended March 31, 2004. Consulting expenses relating to options issued for services was $584,338 (See Note 4) for the quarter ended March 31, 2004.

         In the quarter ended March 31, 2004, we settled a lawsuit brought by a former consultant. The former consultant returns 100,000 shares of common stock for cancellation in exchange for $250,000 payable in March and April of 2004. This settlement was expensed as consulting expense in the quarter ended March 31, 2004.

         Various individuals and corporations performed consulting services and investor relation services for us during the quarter ended March 31, 2004 and were paid $111,600.

NOTE 7 - ACQUISITIONS
         We entered into an agreement with the owners of SA Sound B.V. and SA Sound USA, Inc. giving us an option to acquire said companies at any time prior to February 27, 2004 for a purchase price of 370,000 euros, approximately $467,000. We paid 50,000 euros, approximately $63,000 for this option. The option agreement entitled us to a refund of the option price if the due diligence performed disclosed any material adverse facts. After completion of the due diligence, we determined not to exercise the option to purchase and we have asserted a right to a refund of the option price. The sellers have challenged the return of the option fee. $109,165 has been recorded as acquisitions expense in the quarter ended March 31, 2004 in relation to the option price and related legal fees for this acquisition attempt.

         On March 12, 2004, we acquired Evenstar, Inc., by a merger with and into our newly formed, wholly owned subsidiary, Evenstar Mergersub, Inc. (Mergersub). In consideration for Evenstar, Inc., we paid $300,000 in cash and issued 300,000 shares of common stock to the stockholders of Evenstar, Inc. Using the market value of the common stock on the day of the acquisition and the amount of cash given, the total acquisition price was $1,161,000. An asset was recorded on these financial statements in the amount of $12,498 for a patent acquired in the merger. Evenstar had no other assets or liabilities, therefore, the remaining $1,148,502 was recorded as goodwill on these financial statements.

         On March 12, 2004 we performed an impairment test on the goodwill recorded in the merger with Evenstar, Inc. We determined that the goodwill was impaired and an impairment charge of $1,148,502 was recorded. This charge is shown on the condensed consolidated statement of operations in the general and administrative expenses.

NOTE 8 - SUBSEQUENT EVENTS
         From April 1 to May 4, 2004, we sold 30,700 shares of preferred stock, series B, for $614,000.

         From April 1 to May 4, 2004, 4,000 shares of preferred stock, series A, were converted to 40,000 shares of common stock.

         In the second quarter of 2004, we intend to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through the current period. We are doing this because the registration statement filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include our most recent audited financial statements. The former warrant holders will be entitled to rescind their purchases. Once made, the rescission offer is open for 30 days. The rescission offer would require us to purchase warrants back at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the year ended December 31, 2003 and the quarter ended March 31, 2004 have been made for the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. 22,600 Class B warrants have been exercised as of March 31, 2004, so the rescission offer would not have a material liability effect on these financial statements. Therefore, no adjustment has been made. If all warrant holders accepted the rescission offer, we would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect of these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

RESULTS OF OPERATIONS

         Quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. For the quarter ended March 31, 2004, revenue increased to $420,916 from $104,777 in the 2003 period, a 302% increase, resulting primarily from the positive results of a new marketing program we started in January 2004 and our increased production capabilities resulting from a facilities expansion completed in December 2003. Our gross profit percentage decreased to approximately 40% in the 2004 period from approximately 45% in the 2003 period, primarily as a result of new personnel that were in training and sales of several large systems at a high promotional discount.

         General and administrative expenses for the 2004 first quarter increased to $2,956,689 from $502,149 in the 2003 first quarter, an increase of $2,454,540. The increase resulted primarily from a non-cash charge of $1,148,502 for the impairment of goodwill (as further described in Note 7 to the financial statements); $1,015,943 in consulting and investor relation services expenses (as further described in Note 6 to the financial statements), $654,343 of which was non-cash charges for the amortization of stock and options issued under consulting agreements; and $109,165 in acquisitions expense (as further describe in Note 7 to the financial statements).

         Due to the increase in general and administrative expenses, partially offset by the revenue increase, our net loss increased to $2,783,818 in the first quarter of 2004 as compared to a net loss of $454,445 in the comparable quarter of 2003.

         Other income (expense) increased to a net other income of $4,871 in the 2004 first quarter as compared to net other income of $363 in the 2003 first quarter, primarily due to interest on cash retained upon completion of our preferred stock private placement in July 2003.

FINANCIAL CONDITION

         On March 31, 2004, our current assets exceeded current liabilities by $3,435,620, compared to an excess of current assets over current liabilities of $1,945,227, on December 31, 2003. Total assets exceeded total liabilities by $3,786,615, compared to an excess of total liabilities over total assets of $2,249,489 on December 31, 2003. The increased working capital was primarily due to the sale of 143,500 shares of Series B Preferred Stock for net proceeds of $2,561,250 in the first quarter of 2004. In addition to funding operations, the proceeds from such sales of stock allowed us to increase cash by $1,209,656, increase inventory by $258,068, increase net fixed assets by $45,920, and decrease accounts payable by $53,483. On March 31, 2004, we had a backlog of orders of approximately $50,000.

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

         In order to continue operations, we have been dependent on raising additional funds, and as discussed above, we commenced a new private placement of Series B Preferred Stock in the first quarter of 2004 to raise capital. Each share is convertible into ten shares of our common stock six months after purchase. Prior to conversion, the shares have no voting rights. Attached to each preferred share are ten of our class C warrants. Each class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The class C warrants are immediately exercisable and detachable from the preferred share. If the average closing market price for our common stock is equal to or greater than $10.50 per share for a period of 30 days, then we are entitled to repurchase such warrants, with 30 days notice, at a price of $.001 per warrant.

         In the first quarter of 2004, we also received an aggregate of $110,600 in cash in payment of the exercise price for the exercise of outstanding warrants. The shares of common stock were issued pursuant to a registration statement declared effective by the U.S. Securities and Exchange Commission in 2001, registration statement number 333-43770. However, since May 1, 2002, such registration statement may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intend to make a rescission offer, in the second quarter of 2004, to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004 (the date that an amendment to the registration statement was declared effective, making the registration statement "current"). Once made, the rescission offer is expected to remain open for 30 days. The rescission offer would require us to repurchase the shares of common stock issued upon exercise of the warrants at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. If all warrant holders accepted the rescission offer, we would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect. The current market price is over the $.50 exercise price of the Class A warrants, and if that remains true, we would expect no former holders of Class A Warrants to accept the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 22,600 Class B warrants were exercised during the rescission offer period, making our potential rescission liability to the former Class B warrant holders equal to $67,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders.

         In the 2004 first quarter, we entered into an agreement with the owners of SA Sound B.V. and SA Sound USA, Inc. giving us an option to acquire said companies at any time prior to February 27, 2004 for a purchase price of 370,000 euros, approximately $467,000. We paid approximately $63,000 for this option. The option agreement entitled us to a refund of the option price if the due diligence performed disclosed any material adverse facts. After completion of the due diligence, we determined not to exercise the option to purchase and we have asserted a right to a refund of the option price. The sellers have challenged the return of the option fee.

         On March 12, 2004, we acquired Evenstar, Inc., by a merger with and into our newly formed, wholly owned subsidiary, Evenstar Mergersub, Inc. Evenstar is the owner of one issued patent and a second patent that has been granted and is expected to be issued in the near future. The patents are for Evenstar's digital amplification technology, which provides for substantially reduced production costs compared to amplifiers of comparable quality. In consideration for Evenstar, we paid $300,000 in cash and issued 300,000 shares of common stock to the stockholders of Evenstar. In connection with the acquisition, we hired the former president of Evenstar as the head of our new electronics division, with responsibility for designing and developing new electronics products. Our ability to integrate Evenstar into our operations will have a substantial effect on our future performance.

         There is intense competition in the speaker business with other companies that are much larger and national in scope and have greater financial resources than we have. We will require additional capital to continue our growth in the wholesale speaker market. We are relying upon our ability to obtain the necessary financing through the issuance of equity and upon our relationships with our lenders to sustain our viability. On March 31, 2004, we had $2,692,442 in cash. We believe this cash is more than sufficient to fund our planned operations for at least the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES.
         -----------------------

         As of March 31, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. However, as a result of the continuing expansion of our business, we are currently considering enhancements to our controls and procedures, particularly with respect to the preparation of our quarterly unaudited financial statements.

         We have made no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.
         ---------------------

         In the quarter ended March 31, 2004, the Company sold 143,500 shares of Series B Preferred Stock for $2,561,250 in net cash proceeds. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after one year. Attached to each preferred share are ten of our class C warrants. Each class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from the sale of preferred stock in the first quarter of 2004 are to be used for sales, marketing and advertising expenses, increases in inventory, and working capital purposes. We used one registered broker-dealer for the sale of approximately 125,000 shares of preferred stock and paid commissions of $308,750 for such sales ($175,000 of which was cash and the remainder was options valued at $133,750 using a Black-Scholes valuation methodology). All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)      Exhibits. The following are being filed as exhibits to this
                  Report: Exhibit No. Description of Exhibit

                  10.1 Stock Option Agreement, dated February 9, 2004, between SLS International, Inc., and Ryan Schinman

                  10.2 Letter Agreement, dated May 19, 2004, between SLS International, Inc., and Kenny Securities Corp.

                  31       Rule 13a-14(a) / 15d-14(a) Certifications*

                  32       Section 1350 Certifications*

         (b) Reports on Form 8-K. We filed a Report on Form 8-K on March 17, 2004 relating to our acquisition of Evenstar, Inc.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SLS INTERNATIONAL, INC.
                                                (Registrant)





Date: May 17, 2004                              By /s/ John Gott
                                                   -----------------------
                                                   John Gott
                                                   President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)