Form 10QSB/A
period 2004-03-31
SLS INTERNATIONAL INC
filed 2004-07-27
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

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

                                   INTRODUCTORY NOTE
                                   -----------------

This amendment to SLS International, Inc.'s Quarterly Report on Form 10-QSB, initially filed with the Securities and Exchange Commission on May 17, 2004, is being filed to reflect the addition of two additional paragraphs to Note 8, Subsequent Events, of our unaudited condensed financial statements for the quarter ended March 31, 2004. These additional paragraphs disclose a strategic alliance agreement that we entered into on April 2, 2004 with Bohlender-Graebener Corporation and the issuance of options to our directors. Despite this addition to Note 8 to the financial statements, there have been no changes directly on the financial statements.

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

         On April 12, 2004, we issued 25,000 options to purchase common stock to each of our three directors for a total of 75,000 options. The strike price is 2.21 and the options vest immediately.

         On April 2, 2004, we entered into a strategic alliance agreement with Bohlender-Graebener Corporation ( BG ). We agreed to pay BG $100,000 for this agreement, which was paid on April 2, 2004. The agreement terms are for one year and can be extended for any length of time after the first year by mutual agreement between BG and us. During the time of the agreement BG will work with us, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG will not solicit any offer to purchase BG, and will not respond to any unsolicited offer. In addition to the above, BG will grant us exclusive sales and marketing rights to certain BG products and we have committed to purchase certain minimum quantities of various BG products at agreed upon prices. Those purchase commitments are as follows; $175,000 in the third quarter of 2004, $175,000 in the fourth quarter of 2004, and $200,000 in the first quarter of 2005. In the event no agreement to merge the Companies on mutually acceptable terms can be reached before termination of the agreement, BG will be entitled to keep the $100,000 cash payment as consideration for its performance under the agreement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)      Exhibits. The following are being filed as exhibits to this
                  Report: Exhibit No. Description of Exhibit

                  10.1 Stock Option Agreement, dated February 9, 2004, between SLS International, Inc., and Ryan Schinman*

                  10.2 Letter Agreement, dated May 19, 2004, between SLS International, Inc., and Kenny Securities Corp.*

                  10.3 Strategic Alliance Agreement, effective April 2, 2004, between SLS International, Inc., and Bohlender-Graebener Corporation.

                  31       Rule 13a-14(a) / 15d-14(a) Certifications

                  32       Section 1350 Certifications
-------------
* Previously filed.

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

                                                SLS INTERNATIONAL, INC.
                                                (Registrant)





Date: July 23, 2004                             By /s/ John Gott
                                                   -----------------------
                                                   John Gott
                                                   President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)