Form 10QSB
period 2004-06-30
SLS INTERNATIONAL INC
filed 2004-08-13
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

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

                                       N/A
              ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   N/A
     Yes  [ ] No  [ ]

         On August 1, 2004, 31,785,380 shares of SLS International, Inc. common stock were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [x]

                             SLS INTERNATIONAL, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                       Page No.

Item 1.  Financial Statements

         Condensed Balance Sheet                                          3
         Condensed Statements of Operations                               4
         Condensed Statement of Cash Flows                                6
         Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     14

Item 3.  Controls and Procedures                                          18

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                         20

Item 6.  Exhibits and Reports on Form 8-K                                 21

Signature                                                                 22

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  June 30,         December 31,
                                                                                    2004              2003
                                                                                ------------      ------------
                                                                                 (unaudited)       (audited)
Assets
Current assets:
      Cash                                                                      $  3,374,662      $  1,482,786
      Accounts receivable, less allowance for doubtful accounts of
        $45,000 for June 30, 2004 and December 31, 2003                              355,640           277,665
      Inventory                                                                    1,018,266           590,297
      Deposits - inventory                                                           220,457                --
      Deposits - Merger                                                              100,000                --
      Prepaid expenses and other current assets                                       19,349             6,850
                                                                                ------------      ------------
                    Total current assets                                           5,088,374         2,357,598
                                                                                ------------      ------------
Fixed assets:
      Vehicles                                                                        78,949            73,376
      Equipment                                                                      233,587           159,212
      Leasehold improvements                                                         240,105           175,621
                                                                                ------------      ------------
                                                                                     552,641           408,209
Less accumulated depreciation                                                        109,299            88,016
                                                                                ------------      ------------
                    Net fixed assets                                                 443,342           320,193
                                                                                ------------      ------------
                                                                                $  5,531,716      $  2,677,791
                                                                                ============      ============

Liabilities and Shareholders' Equity
Current liabilities:
      Current maturities of long-term debt and notes payable                    $     28,871      $     28,946
      Accounts payable                                                               256,157           357,287
      Accrued liabilities                                                             42,576            26,138
                                                                                ------------      ------------
                    Total current liabilities                                        327,604           412,371
                                                                                ------------      ------------
Notes payable, less current maturities                                                13,899            15,931
                                                                                ------------      ------------
Commitments and contingencies:
Shareholders' equity:
      Preferred stock, Series A, $.001 par, 2,000,000 shares authorized;
        1,495,533 issued as of June 30, 2004 and
        1,545,300 issued as of December 31, 2003                                       1,496             1,545
      Preferred stock, Series B, $.001 par, 1,000,000 shares
        authorized; 219,600 shares issued as of June 30, 2004
        and no shares issued as of December 31, 2003                                     219                --
      Preferred stock, Series B, not issued but owed to buyers;
        37,500 shares at June 30, 2004                                                    38                --
      Discount on preferred stock                                                 (1,285,341)       (1,886,576)
      Contributed capital - preferred                                             13,815,952         7,411,585
      Common stock, $.001 par; 75,000,000 shares authorized;
        29,333,780 shares and 28,230,180 shares issued at
        June 30, 2004 and December 31, 2003                                           29,335            28,231
      Common stock not issued but owed to buyers; no shares and
        183,000 shares at June 30, 2004 and December 31, 2003                             --               183
      Contributed capital - common                                                12,227,860         8,319,286
      Unamortized cost of stock issued for services                                 (641,196)         (781,204)
      Retained deficit                                                           (18,958,150)      (10,843,561)
                                                                                ------------      ------------
                    Total shareholders' equity                                     5,190,213         2,249,489
                                                                                ------------      ------------
                                                                                $  5,531,716      $  2,677,791
                                                                                ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                      For The Six Months
                                                        Ended June 30,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
                                                         (unaudited)

Revenue                                         $    926,222      $    382,021

Cost of sales                                        481,182           155,561
                                                ------------      ------------

Gross profit                                         445,041           226,460

General and administrative expenses                5,868,928         1,108,535
                                                ------------      ------------

Loss  from  operations                            (5,423,887)         (882,075)

Other income (expense):
      Interest expense                                (1,019)          (14,578)
      Interest and miscellaneous, net                 19,703            40,938
                                                ------------      ------------

                                                      18,684            26,360
                                                ------------      ------------

Loss before income tax                            (5,405,203)         (855,715)

Income tax provision                                      --                --
                                                ------------      ------------

Net loss                                          (5,405,203)         (855,715)
                                                ------------      ------------

Deemed dividend associated with
   beneficial conversion of preferred stock       (2,709,385)         (212,558)
                                                ------------      ------------

Net loss availiable to common shareholders      $ (8,114,588)     $ (1,068,273)
                                                ============      ============


Basic and diluted earnings per share            $      (0.28)     $      (0.04)
                                                ============      ============

Weighted average shares outstanding               29,067,313        23,885,528
                                                ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For The Three Months
                                                          Ended June 30,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
                                                         (unaudited)

Revenue                                         $    505,306      $    277,244
Cost of sales                                        228,266            98,125
                                                ------------      ------------
Gross profit                                         277,041           179,119
General and administrative expenses                2,912,239           606,386
                                                ------------      ------------
Loss  from  operations                            (2,635,199)         (427,267)

Other income (expense):
      Interest expense                                  (514)           (6,941)
      Interest and miscellaneous, net                 14,327            32,938
                                                ------------      ------------
                                                      13,813            25,997
                                                ------------      ------------
Loss before income tax                            (2,621,385)         (401,270)
Income tax provision                                      --                --
                                                ------------      ------------
Net loss                                          (2,621,385)         (401,270)
                                                ------------      ------------

Deemed dividend associated with
   beneficial conversion of preferred stock       (1,737,908)          (79,280)
                                                ------------      ------------
Net loss availiable to common shareholders      $ (4,359,293)     $   (480,550)
                                                ============      ============

Basic and diluted earnings per share            $      (0.15)     $      (0.02)
                                                ============      ============

Weighted average shares outstanding               29,280,447        24,535,528
                                                ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For The Six Months
                                                                               Ended June 30,
                                                                         ----------------------------
                                                                             2004             2003
                                                                         -----------      -----------
                                                                                 (unaudited)
Operating activities:
      Net loss                                                           $(5,405,203)     $  (855,716)
      Adjustments to reconcile net income to cash flows
        from operating activities:
           Depreciation and amortization                                      25,309            5,407
           Amortization of cost of stock issued for services                 140,008          443,536
           Expense of stock options granted for services                   2,416,569           23,134
           Gain on disposal of fixed assets                                   (3,000)              --
           Goodwill impairment charge                                      1,148,502               --
      Change in assets and liabilities-
           Accounts receivable, less allowance for doubtful accounts         (77,975)          91,889
           Inventory                                                        (427,969)        (169,452)
           Deposits - Inventory                                             (220,457)              --
           Prepaid expenses and other current assets                              --            3,079
           Accounts payable                                                 (101,130)          77,280
           Due to shareholders                                                    --             (519)
           Accrued liabilities                                                16,437           22,826
                                                                         -----------      -----------

           Cash used in operating activities                              (2,488,909)        (358,536)
                                                                         -----------      -----------

Investing activities:
      Proceeds from disposal of fixed assets                                   3,000               --
      Additions of fixed assets                                             (148,458)              --
                                                                         -----------      -----------

           Cash used in investing activities                                (145,458)              --
                                                                         -----------      -----------

Financing activities:
      Sale of stock, net of expenses                                       4,928,350          371,600
      Acquisition of subsidiary                                             (400,000)              --
      Borrowings of notes payable                                                 --          102,000
      Repayments of notes payable                                             (2,107)         (13,948)
                                                                         -----------      -----------

           Cash provided by financing activities                           4,526,243          459,652
                                                                         -----------      -----------

Increase in cash                                                           1,891,876          101,116
Cash, beginning of period                                                  1,482,786            4,240
                                                                         -----------      -----------

Cash, end of period                                                      $ 3,374,662      $   105,356
                                                                         ===========      ===========


Supplemental cash flow information:
      Interest paid                                                      $        --      $     6,027
      Income taxes paid (refunded)                                                --               --

Noncash investing activities:
      Stock issued and options granted for services                      $ 2,416,569      $    93,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements at June 30, 2004 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2004 and results of operations and cash flows for the six months ended June 30, 2004. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
         GOING CONCERN
         The accompanying unaudited condensed consolidated financial statements at June 30, 2004 have been prepared in conformity with U.S. generally accepted accounting principles which contemplate our continuance as a going concern. We have suffered losses from operations during the six months ended June 30, 2004 and the years ended December 31, 2003, 2002, and 2001. Our cash position may be inadequate to pay all of the costs associated with establishing a market for sales of our loudspeakers. We intend to use borrowings and security sales to improve our cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary if we are unable to continue in existence.

NOTE 3 - NOTES PAYABLE
         At December 31, 2003 and June 30, 2004, there is a note payable to an individual in the amount of $25,000. This note bears interest of 7% and is past due. There is also a note payable for equipment in the amount of $19,877 and $17,770 as of December 31, 2003 and June 30, 2004,
         respectively. This note bears interest of 5.16% and matures in September of 2008. Interest expense for the year ended December 31, 2003 and the six months ended June 30, 2004 was $5,763 and $1,019, respectively.

NOTE 4 - STOCK TRANSACTIONS
         In the six months ended June 30, 2004, 183,000 shares shown at December 31, 2003 as "stock not issued but owed to buyers" were issued.

         In July 2003, we entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants 1,100,000 options in exchange for future endorsements of our products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options will be recorded over the two-year period of the agreement beginning July 31, 2003 and ending July 31, 2005. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two year period. Consulting expense relating to this agreement was $790,842 for the six months ended June 30, 2004. As of June 30, 2004 approximately 908,000 of the 1,100,000 options have been earned and expensed. Expenses to be recorded in the remaining quarters of the year ended December 31, 2004 and 2005 are unknown at this time because they are partly based on the market price over those periods.

         In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for the consulting services we issued 400,000 shares of common stock on November 11, 2003. Using the market value of the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $130,000 for the six months ended June 30, 2004. On June 30, 2004 there was $613,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 or each year based on the previous year's performance levels. No options were issued on January 1, 2004 under this agreement. As of June 30, 2004, Mr. Fischbach had earned no options based on his performance in the six months ended June 30, 2004. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of June 30, 2004, Mr. Fischbach had earned no cash fee based on the value provided to us in the six months ended June 30, 2004.

         In June 2004, we entered into a promotion agreement with the recording artist Quincy Jones through Global Drumz, Inc. We made a cash payment of $250,000 to Global Drumz, Inc. on the date of the agreement.

         Pursuant to the agreement, we granted options to purchase 1,000,000 shares of our common stock in exchange for various consulting services. The option has a strike price of $2.00 per share and is exercisable for a period of five years. We also issued a warrant, with a five-year term, for 1,000,000 additional shares of common stock at an exercise price of $7.00 per share. In the event that the closing price of our common stock does not exceed $7.00 per share for a period of five consecutive business days during the period commencing on June 2, 2004 and ending on the expiration of the term of the options, we shall pay additional compensation of $250,000. Expense associated with the options will be recorded over the one-year vesting period of the agreement beginning June 2, 2004 and ending June 2, 2005. The options and warrants automatically vest as to 50% of the stock covered thereby upon the effective date of the agreement and as to one-sixth of the remaining stock covered thereby monthly thereafter. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the one-year period. Consulting expense relating to this agreement was $1,492,291 for the six months ended June 30, 2004. As of June 30, 2004 approximately 705,000 of the 1,000,000 options have been earned and expensed. Expenses to be recorded in the remaining quarters of the year ended December 31, 2004 and 2005 are unknown at this time because they are partly based on the market price over those periods.

         In the six months ended June 30, 2004, 195,200 Class A warrants were exercised for 195,200 shares of common stock for a total of $97,600. 555,200 Class A warrants are outstanding as of June 30, 2004. The expiration date of the Class A warrants has been extended to August 5, 2004.

         In the six months ended June 30, 2004, 6,000 Class B warrants were exercised for 6,000 shares of common stock for a total of $18,000. 3,977,400 Class B warrants are outstanding as of June 30, 2004. The expiration date of the Class B warrants has been extended to August 5, 2004.

         In the six months ended June 30, 2004, we commenced an offering of Series B preferred stock and sold 257,100 shares of preferred stock, series B, for $4,815,750, net of expenses. As of June 30, 2004, 37,500 of these shares had not been issued and are, therefore, listed on these financial statements as "not issued but owed to buyers". These shares were issued in July of 2004. This preferred stock contains a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock six months after buying the shares. Attached to each preferred share are ten Class C warrants. Each Class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. If the average closing market price for our common stock is equal to or greater than $10.50 for a period of 30 days, then such warrants are capable of being repurchased with a 30-day notice, at a price of $.001 per warrant. A discount on preferred shares of $2,108,150 relating to the beneficial conversion feature was recorded and will be amortized over the six month period beginning with the date the shareholders purchased their shares. On July 28, 2004, the offering was closed.

         In the six months ended June 30, 2004, $2,709,385 of the unamortized discount on preferred shares, series A and B, has been amortized to retained earnings. At June 30, 2004, the unamortized discount on preferred shares, series A and B, was $1,285,342.

         In the six months ended June 30, 2004, 51,940 shares of preferred stock, series A, were converted to 519,400 shares of common stock.

         In the six months ended June 30, 2004, 100,000 options were granted for consulting services. The options have a strike price equal to the market price on their grant date, ranging from $2.73 to $3.10. Using the Black-Scholes pricing model, the options were valued at $161,900 and recorded as consulting expense.

NOTE 5 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES
         During the years ended December 31, 2003 and 2002, we issued or agreed to issue 3,215,452 shares of common stock, granted 500,000 options for common stock, and 100,000 options for preferred stock, series A, as part of consulting agreements. The value of stock issued and options granted totaled $913,036 and $1,599,213 for the years ended December 31, 2003 and 2002. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the six months ended June 30, 2004, $140,008 was amortized into consulting expense. Unamortized cost of stock issued for services was $641,196 as of June 30, 2004.

NOTE 6 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES
         Consulting and investor relation services expense was $3,118,036 for the six months ended June 30, 2004. Consulting and investor relation expenses incurred are detailed below:

        Consulting expenses relating to stock issued for consulting agreements was $140,008 (See Note 5) in the six months ended June 30, 2004. Consulting expenses relating to options issued for services was $2,575,033 (See Note 4) for the six months ended June 30, 2004.

         In the six months ended June 30, 2004, we settled a lawsuit brought by a former consultant. The former consultant returned 100,000 shares of common stock for cancellation in exchange for $250,000 paid in March and April of 2004. This settlement was expensed as consulting expense in the six months ended June 30, 2004.

         Various individuals and corporations performed consulting services and investor relation services for us during the six months ended June 30, 2004 and were paid $152,995.

NOTE 7 - ACQUISITIONS
         We entered into an agreement with the owners of SA Sound B.V. and SA Sound USA, Inc. giving us an option to acquire said companies at any time prior to February 27, 2004 for a purchase price of 370,000 euros, approximately $467,000. We paid 50,000 euros, approximately $63,000 for this option. The option agreement entitled us to a refund of the option price if the due diligence performed disclosed any material adverse facts. After completion of the due diligence, we determined not to exercise the option to purchase and we have asserted a right to a refund of the option price. The sellers have challenged the return of the option fee. $109,165 has been recorded as acquisitions expense in the six months ended June 30, 2004 in relation to the option price and related legal fees for this acquisition attempt.

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

         On April 2, 2004, we entered into a strategic alliance agreement with Bohlender-Graebener Corporation ( BG ). We paid BG $100,000 on April 2, 2004 for this agreement. The agreement term is for one year and can be extended for any length of time after the first year by mutual agreement between BG and us. During the term of the agreement BG is required to work with us, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG is not permitted to solicit any offer to purchase BG, and is not permitted to respond to any unsolicited offer. In addition to the above, BG will grant us exclusive sales and marketing rights to certain BG products and we have committed to purchase certain minimum quantities of various BG products at agreed upon prices. Those purchase commitments are as follows; $175,000 in the third quarter of 2004, $175,000 in the fourth quarter of 2004, and $200,000 in the first quarter of 2005. In the event no agreement to merge the Companies on mutually acceptable terms can be reached before termination of the agreement, BG will be entitled to keep the $100,000 cash payment as consideration for its performance under the agreement.

NOTE 8 - EMPLOYEE STOCK OPTIONS
         During the second quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective as of the beginning of the year. There were no previous granting of options to employees prior to the second quarter of 2003 and therefore this adoption has no effect on previous financial statements. No method of reporting the change in accounting principle has been used.

         The board of directors approved 75,000 options for directors in the six months ended June 30, 2004. The options have a strike price of $2.21, expire in 10 years, and vest immediately. 25,000 options were approved for each of three board members for their roles as directors of the company. Using the Black-Scholes pricing model, in accordance with the fair value recognition provision of FASB Statement No. 123, the options were valued at $87,786 and recorded as compensation expense in the six months ended June 30, 2004.

NOTE 9 - SUBSEQUENT EVENTS
         From July 1 to July 28, 2004, we sold 15,000 shares of preferred stock, series B, for $300,000. On July 28, 2004 the private placement offering was closed.

         On July 1, 2004, we issued 37,500 shares of preferred stock, series B that were owed to buyers as of June 30, 2004.

         From July 1 to July 29, 2004, 240,860 shares of preferred stock, series A, were converted to 2,408,600 shares of common stock.

         We intend to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. We are doing this because the registration statement filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include our most recent audited financial statements. The former warrant holders will be entitled to rescind their purchases. Once made, the rescission offer is open for 30 days. The rescission offer would require us to purchase warrants back at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the year ended December 31, 2003 and the six months ended June 30, 2004 have been made for the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. 22,600 Class B warrants were exercised during the rescission offer period, so the rescission offer would not have a material liability effect on these financial statements. Therefore, no adjustment has been made. If all warrant holders accepted the rescission offer, we would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect of these financial statements.

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

RESULTS OF OPERATIONS

         QUARTER ENDED JUNE 30, 2004 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2003. For the quarter ended June 30, 2004, revenue increased to $505,306 from $277,244 in the 2003 period, an 82% increase, resulting primarily from the positive results of a new marketing program we started in January 2004 and our increased production capabilities resulting from a facilities expansion completed in December 2003. Our gross profit percentage decreased to approximately 55% in the 2004 period from approximately 65% in the 2003 period, primarily as a result of new personnel that were in training and sales of several large systems at a high promotional discount, as well as the unusually high historical gross profit percentage in the 2003 period.

         General and administrative expenses for the 2004 second quarter increased to $2,912,239 from $606,386 in the 2003 second quarter, an increase of $2,305,853. The increase resulted primarily from $2,102,093 in consulting and investor relation services expenses (as further described in Note 6 to the financial statements), $1,680,698 of which were non-cash charges for the amortization of stock and options issued under consulting agreements; $87,786 in compensation expense for the non-cash charge for issuances of stock options (as further described in Note 8 to the financial statements); and a cash payment of $250,000 pursuant to a promotion agreement with the recording artist Quincy Jones through Global Drumz, Inc.

         Due to the increase in general and administrative expenses, partially offset by the revenue increase, our net loss increased to $2,621,385 in the second quarter of 2004 as compared to a net loss of $401,270 in the comparable quarter of 2003.

         Other income (expense) decreased to net other income of $13,813 in the 2004 second quarter as compared to net other income of $25,997 in the 2003 second quarter, primarily due to other income recognized in the 2003 period from the write-off of accounts payable.

         SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003. For the first six months of 2004, revenue increased to $926,222 from $382,021 in the first six months of 2003, a 142% increase, resulting primarily from the positive results of a new marketing program we started in January 2004 and our increased production capabilities resulting from a facilities expansion completed in December 2003. Our gross profit percentage decreased to approximately 48% in the 2004 period from approximately 59% in the 2003 period, primarily as a result of new personnel that were in training and sales of several large systems at a high promotional discount, as well as the unusually high historical gross profit percentage in the 2003 period. Due primarily to the increase in general and administrative expenses, as discussed below, and partially offset by the revenue increase, our net loss increased to $5,405,203 in the first half of 2004 as compared to a net loss of $855,715 in the first half of 2003.

         General and administrative expenses for the first six months of 2004 increased to $5,868,928 from $1,108,535 in the 2003 period, primarily as a result of consulting and investor relations services expenses of $3,118,036 in the 2004 period ($2,335,041 of which were non-cash charges), compared to $511,027 in the 2003 period.

         Other income decreased to net other income of $18,684 in the 2004 period as compared to net other income of $26,360 in the 2003 period, primarily due to other income recognized in the 2003 period from the write-off of accounts payable.

FINANCIAL CONDITION

         On June 30, 2004, our current assets exceeded current liabilities by $4,760,770, compared to an excess of $1,945,227, on December 31, 2003. Total assets exceeded total liabilities by $5,190,213, compared to an excess of total assets over total liabilities of $2,249,489 on December 31, 2003. The increased working capital was primarily due to the sale of 257,100 shares of Series B Preferred Stock for net proceeds of $4,815,750 in the first half of 2004. In addition to funding operations, the proceeds from such sales of stock allowed us to increase cash by $1,891,876, increase inventory by $427,969, increase net fixed assets by $123,149, decrease accounts payable by $101,130, increase accounts receivable by $77,975, and pay deposits totaling $320,457 for inventory and a potential merger. On June 30, 2004, we had a backlog of orders of approximately $125,000.

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

         In order to continue operations, we have been dependent on raising additional funds, and as discussed above, we commenced a new private placement of Series B Preferred Stock in the first quarter of 2004 to raise capital. As discussed above, through June 30, 2004, we sold 257,100 shares of Series B Preferred Stock for net proceeds of $4,815,750. Each share is convertible into ten shares of our common stock six months after purchase. Prior to conversion, the shares have no voting rights. Attached to each preferred share are ten of our class C warrants. Each class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The class C warrants are immediately exercisable and detachable from the preferred share. If the average closing market price for our common stock is equal to or greater than $10.50 per share for a period of 30 days, then we are entitled to repurchase such warrants, with 30 days notice, at a price of $.001 per warrant.

         In the first half of 2004, we also received an aggregate of $115,600 in cash in payment of the exercise price for the exercise of outstanding warrants. The shares of common stock were issued pursuant to a registration statement declared effective by the U.S. Securities and Exchange Commission in 2001, registration statement number 333-43770. However, since May 1, 2002, such registration statement may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intend to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004 (the date that an amendment to the registration statement was declared effective, making the registration statement "current"). Once made, the rescission offer is expected to remain open for 30 days. The rescission offer would require us to repurchase the shares of common stock issued upon exercise of the warrants at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. If all warrant holders accepted the rescission offer, we would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect. The current market price is over the $.50 exercise price of the Class A warrants, and if that remains true, we would expect no former holders of Class A Warrants to accept the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 22,600 Class B warrants were exercised during the rescission offer period, making our potential rescission liability to the former Class B warrant holders equal to $67,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders.

         In the 2004 first quarter, we entered into an agreement with the owners of SA Sound B.V. and SA Sound USA, Inc. giving us an option to acquire said companies at any time prior to February 27, 2004 for a purchase price of 370,000 euros, or approximately $467,000. We paid approximately $63,000 for this option. The option agreement entitled us to a refund of the option price if the due diligence performed disclosed any material adverse facts. After completion of the due diligence, we determined not to exercise the option to purchase and we have asserted a right to a refund of the option price. The sellers have challenged the return of the option fee.

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

         On April 2, 2004, we entered into a strategic alliance agreement with Bohlender-Graebener Corporation ("BG"). We paid BG $100,000 on April 2, 2004 for this agreement. The agreement term is for one year and can be extended for any length of time after the first year by mutual agreement between BG and us. During the term of the agreement BG is required to work with us, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG is not permitted to solicit any offer to purchase BG, and is not permitted to respond to any unsolicited offer. In addition to the above, BG has granted us exclusive sales and marketing rights to certain BG products and we have committed to purchase certain minimum quantities of various BG products at agreed upon prices. Those purchase commitments are as follows; $175,000 in the third quarter of 2004, $175,000 in the fourth quarter of 2004, and $200,000 in the first quarter of 2005. In the event no agreement to merge the Companies on mutually acceptable terms can be reached before termination of the agreement, BG will be entitled to keep the $100,000 cash payment as consideration for its performance under the agreement.

         There is intense competition in the speaker business with other companies that are much larger and national in scope and have greater financial resources than we have. We will require additional capital to continue our growth in the wholesale speaker market. We are relying upon our ability to obtain the necessary financing through the issuance of equity and upon our relationships with our lenders to sustain our viability. On June 30, 2004, we had $3,374,662 in cash. We believe this cash is more than sufficient to fund our planned operations for at least the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         As of June 30, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

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

         We have made no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         In the quarter ended June 30, 2004, the Company sold 113,600 shares of Series B Preferred Stock for $2,251,500 in net cash proceeds. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after six months. Attached to each preferred share are ten of our class C warrants. Each class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The net proceeds from the sale of preferred stock in the second quarter of 2004 are to be used for sales, marketing and advertising expenses, increases in inventory, and working capital purposes. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

         In June 2004, we entered into an endorsement / consulting agreement with the recording artist Quincy Jones through Global Drumz, Inc., pursuant to which we granted options to purchase 1,000,000 shares of common stock, at an exercise price of $2.00 per share, in exchange for future endorsements of our products and various other consulting services. Each option is exercisable for a period of five years. Pursuant to the agreement, we also issued a warrant, with a five-year term, for 1,000,000 additional shares of common stock at an exercise price of $7.00 per share. The options automatically vest as to 50% of the options upon the effective date of the agreement and as to one-sixth of the remaining options monthly thereafter. The issuances to Global Drumz were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. The following are being filed as exhibits to this
                  Report:

               Exhibit No.               Description of Exhibit
               -----------               ----------------------

                  4.1      Certificate of Designations for Series B Preferred
                           Stock

                  4.2      Form of Class C Warrant

                  10.1 Promotion Agreement, dated June 2, 2004, between SLS International, Inc. and Global Drumz, Inc.

                  10.2 Option Agreement, dated June 2, 2004, between SLS International, Inc. and Global Drumz, Inc.

                  10.3 Redeemable Warrant, dated June 2, 2004, issued by SLS International, Inc. in favor of Global Drumz, Inc.

                  10.4 Redeemable Warrant, dated March 23, 2004, issued by SLS International, Inc. in favor of Kenny Securities Corp.

                  31       Rule 13a-14(a) / 15d-14(a) Certifications*

                  32       Section 1350 Certifications

         (b) Reports on Form 8-K. We filed a Report on Form 8-K/A on May 20, 2004 to file financial statements and pro forma financial information relating to our acquisition of Evenstar, Inc.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SLS INTERNATIONAL, INC.
                                             (Registrant)





Date: August 6, 2004                         By /s/ John Gott
                                                -----------------------
                                                John Gott
                                                President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)