Form 10QSB
period 2004-09-30
SLS INTERNATIONAL INC
filed 2004-11-15
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2004

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

                                       N/A
            -------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   N/A
         Yes  |_| No  |_|

         On November 4, 2004, 40,046,080 shares of SLS International, Inc. common stock were outstanding.

                  Transitional Small Business Disclosure Format (check one):
     Yes [ ]  No  [x]

                             SLS INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                      Page No.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                              1
         Condensed Consolidated Statements of Operations                   2
         Condensed Consolidated Statement of Cash Flows                    4
         Notes to Condensed Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12

Item 3.  Controls and Procedures                                          16

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                         18

Item 6.  Exhibits and Reports on Form 8-K                                 18

Signature                                                                 19

                         PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       September 30,     December 31,
                                                                           2004              2003
                                                                       ------------      ------------
                                                                        (unaudited)       (audited)
Assets
Current assets:
      Cash                                                             $  2,079,599      $  1,482,786
      Accounts receivable, less allowance for doubtful accounts of
        $45,000 for September 30, 2004 and December 31, 2003                364,952           277,665
      Inventory                                                           1,706,427           590,297
      Deposits - inventory                                                  321,016                --
      Deposits - Merger                                                     100,000                --
      Prepaid expenses and other current assets                             115,183             6,850
                                                                       ------------      ------------

                   Total current assets                                   4,687,177         2,357,598
                                                                       ------------      ------------

Fixed assets:
      Vehicles                                                               78,949            73,376
      Equipment                                                             237,847           159,212
      Leasehold improvements                                                245,681           175,621
                                                                       ------------      ------------

                                                                            562,477           408,209
Less accumulated depreciation                                               122,390            88,016
                                                                       ------------      ------------

                   Net fixed assets                                         440,087           320,193
                                                                       ------------      ------------

                                                                       $  5,127,264      $  2,677,791
                                                                       ============      ============

Liabilities and Shareholders' Equity
Current liabilities:
      Current maturities of long-term debt and notes payable           $      4,101      $     28,946
      Accounts payable                                                      459,053           357,287
      Accrued liabilities                                                    27,985            26,138
                                                                       ------------      ------------

                   Total current liabilities                                491,139           412,371
                                                                       ------------      ------------

Notes payable, less current maturities                                       37,450            15,931
                                                                       ------------      ------------

Commitments and contingencies:
Shareholders' equity:
      Preferred stock, Series A, $.001 par, 2,000,000 shares
        authorized; 766,873 issued as of September 30, 2004 and
        1,545,300 issued as of December 31, 2003                                767             1,545
      Preferred stock, Series B, $.001 par, 1,000,000 shares
        authorized; 255,600 shares issued as of September 30, 2004
        and no shares issued as of December 31, 2003                            256                --
      Discount on preferred stock                                          (223,816)       (1,886,576)
      Contributed capital - preferred                                    10,295,177         7,411,585
      Common stock, $.001 par; 75,000,000 shares authorized;
        36,912,580 shares and 28,230,180 shares issued at
        September 30, 2004 and December 31, 2003                             36,914            28,231
      Common stock not issued but owed to buyers; no shares and
        183,000 shares at September 30, 2004 and December 31, 2003               --               183
      Contributed capital - common                                       16,501,443         8,319,286
      Unamortized cost of stock issued for services                        (571,192)         (781,204)
      Retained deficit                                                  (21,440,875)      (10,843,561)
                                                                       ------------      ------------

                   Total shareholders' equity                             4,598,675         2,249,489
                                                                       ------------      ------------

                                                                       $  5,127,264      $  2,677,791
                                                                       ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                      For The Nine Months
                                                      Ended September 30,
                                                ------------------------------
                                                     2004              2003
                                                ------------      ------------
                                                         (unaudited)

Revenue                                         $  1,502,559      $    650,044

Cost of sales                                        814,230           324,362
                                                ------------      ------------

Gross profit                                         688,328           325,682

General and administrative expenses                7,438,310         3,232,220
                                                ------------      ------------

Loss  from  operations                            (6,749,980)       (2,906,538)

Other income (expense):
      Interest expense                                (1,469)             (218)
      Interest and miscellaneous, net                 28,198            99,272
                                                ------------      ------------

                                                      26,729            99,054
                                                ------------      ------------

Loss before income tax                            (6,723,252)       (2,807,484)

Income tax provision                                      --                --
                                                ------------      ------------

Net loss                                          (6,723,252)       (2,807,484)
                                                ------------      ------------

Deemed dividend associated with
   beneficial conversion of preferred stock       (3,874,061)       (1,089,927)
                                                ------------      ------------

Net loss availiable to common shareholders      $(10,597,313)     $ (3,897,411)
                                                ============      ============


Basic and diluted earnings per share            $      (0.34)     $      (0.16)
                                                ============      ============

Weighted average shares outstanding               30,995,380        24,720,928
                                                ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                     For The Three Months
                                                      Ended September 30,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
                                                         (unaudited)

Revenue                                         $    576,336      $    268,023

Cost of sales                                        333,048           168,801
                                                ------------      ------------

Gross profit                                         243,288            99,222

General and administrative expenses                1,569,381         2,123,685
                                                ------------      ------------

Loss  from  operations                            (1,326,093)       (2,024,463)

Other income (expense):
      Interest expense                                  (451)           14,360
      Interest and miscellaneous, net                  8,495            58,334
                                                ------------      ------------

                                                       8,044            72,694
                                                ------------      ------------

Loss before income tax                            (1,318,048)       (1,951,769)

Income tax provision                                      --                --
                                                ------------      ------------

Net loss                                          (1,318,048)       (1,951,769)
                                                ------------      ------------

Deemed dividend associated with
   beneficial conversion of preferred stock       (1,164,676)         (877,369)
                                                ------------      ------------

Net loss availiable to common shareholders      $ (2,482,724)     $ (2,829,138)
                                                ============      ============


Basic and diluted earnings per share            $      (0.07)     $      (0.11)
                                                ============      ============

Weighted average shares outstanding               34,851,513        26,391,728
                                                ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           For The Nine Months
                                                                            Ended September 30,
                                                                         ----------------------------
                                                                            2004             2003
                                                                         -----------      -----------
                                                                                 (unaudited)
Operating activities:
      Net loss                                                           $(6,723,252)     $(2,807,484)
      Adjustments to reconcile net income to cash flows
        from operating activities:
           Depreciation and amortization                                      38,400           11,618
           Amortization of cost of stock issued for services                 210,012          779,103
           Expense of stock options granted for services                   2,719,977          552,739
           Gain on disposal of fixed assets                                   (3,000)              --
           Goodwill impairment charge                                      1,148,502               --
      Change in assets and liabilities-
           Accounts receivable, less allowance for doubtful accounts         (87,287)          25,718
           Inventory                                                      (1,116,130)        (337,713)
           Deposits - Inventory                                             (321,016)              --
           Prepaid expenses and other current assets                        (108,333)           4,619
           Accounts payable                                                  101,766          (63,340)
           Due to shareholders                                                    --          (20,519)
           Accrued liabilities                                                 1,845         (145,119)
                                                                         -----------      -----------

           Cash used in operating activities                              (4,138,518)      (2,000,378)
                                                                         -----------      -----------

Investing activities:
      Proceeds from disposal of fixed assets                                   3,000               --
      Additions of fixed assets                                             (158,294)         (46,771)
                                                                         -----------      -----------

           Cash used in investing activities                                (155,294)         (46,771)
                                                                         -----------      -----------

Financing activities:
      Sale of stock, net of expenses                                       5,291,950        4,480,750
      Acquisition of subsidiary                                             (400,000)              --
      Borrowings of notes payable                                                 --          102,000
      Repayments of notes payable                                             (1,326)        (491,560)
                                                                         -----------      -----------

           Cash provided by financing activities                           4,890,624        4,091,190
                                                                         -----------      -----------

Increase in cash                                                             596,812        2,044,041
Cash, beginning of period                                                  1,482,786            4,240
                                                                         -----------      -----------

Cash, end of period                                                      $ 2,079,598      $ 2,048,281
                                                                         ===========      ===========


Supplemental cash flow information:
      Interest paid                                                      $        --      $    43,345
      Income taxes paid (refunded)                                                --               --

Noncash investing activities:
      Stock issued and options granted for services                      $ 2,719,977      $   822,605


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements at September 30, 2004 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2004 and results of operations and cash flows for the nine months ended September 30, 2004. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
         Going Concern
         The accompanying unaudited condensed consolidated financial statements at September 30, 2004 have been prepared in conformity with U.S. generally accepted accounting principles which contemplate our continuance as a going concern. We have suffered losses from operations during the nine months ended September 30, 2004 and the years ended December 31, 2003, 2002, and 2001. Our cash position may be inadequate to pay all of the costs associated with establishing a market for sales of our loudspeakers. We intend to use borrowings and security sales to improve our cash position, however no assurance can be given that debt or equity financing , if and when required, will be available. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary if we are unable to continue in existence.

NOTE 3 - NOTES PAYABLE
         At December 31, 2003 and September 30, 2004, there is a note payable to an individual in the amount of $25,000. This note bears interest of 7% and matures in September of 2005. There is also a note payable for equipment in the amount of $19,877 and $16,936 as of December 31, 2003 and September 30, 2004, respectively. This note bears interest of 5.16% and matures in September of 2008. Interest expense for the year ended December 31, 2003 and the nine months ended September 30, 2004 was $39,170 and $1,469, respectively.

NOTE 4 - STOCK TRANSACTIONS

         In the nine months ended September 30, 2004, 183,000 shares shown at December 31, 2003 as "stock not issued but owed to buyers" were issued.

         In July 2003, we entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants 1,100,000 options in exchange for future endorsements of our products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options will be recorded over the two-year period of the agreement beginning July 31, 2003 and ending July 31, 2005. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two year period. Consulting expense relating to this agreement was $922,897 for the nine months ended September 30, 2004. As of September 30, 2004 approximately 990,000 of the 1,100,000 options have been earned and expensed. Expenses to be recorded in the remaining quarters of the year ended December 31, 2004 and 2005 are unknown at this time because they are partly based on the market price over those periods.

         In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for the consulting services we issued 400,000 shares of common stock on November 11, 2003. Using the market value of the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $195,000 for the nine months ended September 30, 2004. On September 30, 2004 there was $548,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 or each year based on the previous year's performance levels. No options were issued on January 1, 2004 under this agreement. As of September 30, 2004, Mr. Fischbach had earned no options based on his performance in the nine months ended September 30, 2004. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of September 30, 2004, Mr. Fischbach had earned no cash fee based on the value provided to us in the nine months ended September 30, 2004.

         In June 2004, we entered into an endorsement / consulting agreement with the recording artist Quincy Jones through Global Drumz, Inc. We made a cash payment of $250,000 to Global Drumz, Inc. on the date of the agreement. Pursuant to the agreement, we granted options to purchase 1,000,000 shares of our common stock in exchange for future endorsements of our products and various other consulting services. The option has a strike price of $2.00 and is exercisable for a period of five years. We also issued a warrant, with a five-year term, for 1,000,000 additional shares of common stock at an exercise price of $7.00 per share. In the event that the closing price of our common stock does not exceed $7.00 per share for a period of five consecutive business days during the period commencing on June 2, 2004 and ending on the expiration of the term of the options, we shall pay additional compensation of $250,000. Expense associated with the options will be recorded over the one-year vesting period of the agreement beginning June 2, 2004 and ending June 2, 2005. The options and warrants automatically vest as to 50% of the stock covered thereby upon the effective date of the agreement and as to one-sixth of the remaining stock covered thereby monthly thereafter. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the one-year period. Consulting expense relating to this agreement was $1,637,444 for the nine months ended September 30, 2004. As of September 30, 2004 approximately 956,000 of the 1,000,000 options have been earned and expensed. Expenses to be recorded in the remaining quarters of the year ended December 31, 2004 and 2005 are unknown at this time because they are partly based on the market price over those periods.

         In the nine months ended September 30, 2004, 322,400 Class A warrants were exercised for 322,400 shares of common stock for a total of $161,200. The remaining Class A warrants expired in the third quarter of 2004.

         In the nine months ended September 30, 2004, 6,000 Class B warrants were exercised for 6,000 shares of common stock for a total of $18,000. The remaining Class B warrants expired in the third quarter of 2004.

         In the nine months ended September 30, 2004, we commenced an offering of Series B preferred stock and sold 272,100 shares of preferred stock, series B, for $5,102,250, net of expenses. This preferred stock contains a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock six months after buying the shares. Attached to each preferred share is ten Class C warrants. Each Class C warFrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. If the average closing market price for our common stock is equal to or greater than $10.50 for a period of 30 days, then such warrants are capable of being repurchased with a 30-day notice, at a price of $.001 per warrant. A discount on preferred shares of $2,211,300 relating to the beneficial conversion feature was recorded and will be amortized over the six month period beginning with the date the shareholders purchased their shares.

         In the nine months ended September 30, 2004, $3,874,061 of the unamortized discount on preferred shares, series A and B, has been amortized to retained earnings. At September 30, 2004, the unamortized discount on preferred shares, series A and B, was $223,816.

         In the nine months ended September 30, 2004, 780,600 shares of preferred stock, series A, were converted to 7,806,000 shares of common stock.

         In the nine months ended September 30, 2004, 16,500 shares of preferred stock, series B, were converted to 165,000 shares of common stock.

         In the nine months ended September 30, 2004, 130,000 options were granted for consulting services. The options have a strike price equal to the market price on their grant date, ranging from $1.45 to $3.10. Using the Black-Scholes pricing model, the options were valued at $188,100 and recorded as consulting expense.

NOTE 5 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES
         During the years ended December 31, 2003 and 2002, we issued or agreed to issue 3,215,452 shares of common stock, granted 500,000 options for common stock, and 100,000 options for preferred stock, series A, as part of consulting agreements. The value of stock issued and options granted totaled $913,036 and $1,599,213 for the years ended December 31, 2003 and 2002. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the nine months ended September 30, 2004, $210,012 was amortized into consulting expense. Unamortized cost of stock issued for services was $571,192 as of September 30, 2004.

NOTE 6 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES
         Consulting and investor relation services expense was $4,065,929 for the nine months ended September 30, 2004. Consulting and investor relation expenses incurred are detailed below:

         Consulting expenses relating to stock issued for consulting agreements was $210,012 (See Note 5) in the nine months ended September 30, 2004. Consulting expenses relating to options issued for services was $2,943,441 (See Note 4) for the nine months ended September 30, 2004.

         In the nine months ended September 30, 2004, we settled a lawsuit brought by a former consultant. The former consultant returned 100,000 shares of common stock for cancellation in exchange for $250,000 paid in March and April of 2004. This settlement was expensed as consulting expense in the nine months ended September 30, 2004.

         Various individuals and corporations performed consulting services and investor relation services for us during the nine months ended September 30, 2004 and were paid $662,476.

NOTE 7 - ACQUISITIONS
         We entered into an agreement with the owners of SA Sound B.V. and SA Sound USA, Inc. giving us an option to acquire said companies at any time prior to February 27, 2004 for a purchase price of 370,000 euros, approximately $467,000. We paid 50,000 euros, approximately $63,000 for this option. The option agreement entitled us to a refund of the option price if the due diligence performed disclosed any material adverse facts. After completion of the due diligence, we determined not to exercise the option to purchase and we have asserted a right to a refund of the option price. The sellers have challenged the return of the option fee. $109,165 has been recorded as acquisitions expense in the nine months ended September 30, 2004 in relation to the option price and related legal fees for this acquisition attempt.

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

         On April 2, 2004, we entered into a strategic alliance agreement with Bohlender-Graebener Corporation ( BG ). We paid BG $100,000 on April 2, 2004 for this agreement. The agreement term is for one year and can be extended for any length of time after the first year by mutual agreement between BG and us. During the term of the agreement BG is required to work with us, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG is not permitted to solicit any offer to purchase BG, and is not permitted to respond to any unsolicited offer. In addition to the above, BG will grant us exclusive sales and marketing rights to certain BG products and we have committed to purchase certain minimum quantities of various BG products at agreed upon prices. Those purchase commitments are as follows; $175,000 in the third quarter of 2004, $175,000 in the fourth quarter of 2004, and $200,000 in the first quarter of 2005. In the event no agreement to merge the Companies on mutually acceptable terms can be reached before termination of the agreement, BG will be entitled to keep the $100,000 cash payment as consideration for its performance under the agreement. In October of 2004, we agreed to pay BG an additional $100,000 to extend certain terms of the agreement by six months (See Subsequent Events footnote).

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

         The board of directors approved 75,000 options for directors in the nine months ended September 30, 2004. The options have a strike price of $2.21, expire in ten years, and vest immediately. 25,000 options were approved for each of three board members for their roles as directors of the company. Using the Black-Scholes pricing model, in accordance with the fair value recognition provision of FASB Statement No. 123, the options were valued at $87,786 and recorded as compensation expense in the nine months ended September 30, 2004.

NOTE 9 - SUBSEQUENT EVENTS
         From October 1 to November 4, 2004, 284,000 shares of preferred stock, series A, were converted to 2,840,000 shares of common stock.

         From October 1 to November 4, 2004, 25,050 shares of preferred stock, series B, were converted to 250,500 shares of common stock.

         In October of 2004, we agreed to pay Bohlender-Graebener Corporation
         (BG) an additional $100,000 to extend certain terms of the strategic alliance agreement discussed in Note 7 above. In addition to the $100,000 we also agreed to purchase 500 units of product. In return BG agreed to extend exclusive merger negotiations by six months, provide exclusivity of one of its products to the Company, and provide $100,000 in discounts against future product purchases.

         We intend to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. We are doing this because the registration statement filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include our most recent audited financial statements. The former warrant holders will be entitled to rescind their purchases. Once made, the rescission offer is open for 30 days. The rescission offer would require us to purchase warrants back at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the year ended December 31, 2003 and the nine months ended September 30, 2004 have been made for the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. 22,600 Class B warrants were exercised during the rescission offer period, so the rescission offer would not have a material liability effect on these financial statements. Therefore, no adjustment has been made. If all warrant holders accepted the rescission offer, we would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers; a Commercial Line of loudspeakers; Home Theatre systems; a line for recording and broadcast studios; a line for contractor installations and touring companies; a line of in-wall, in-ceiling and outdoor loudspeakers; and a line of Cinema speakers.

         From the early 1970's through 1999 we derived substantially all of our revenue from marketing, renting, selling and installing sound and lighting systems under the name Sound and Lighting Specialist Inc. In 1999, due to the favorable customer acceptance of our new custom-designed loudspeaker systems, we ceased these historical operations and began focusing all efforts towards becoming a loudspeaker manufacturer and selling to dealers and contractors on a wholesale basis. As a result, we have been essentially in a development stage, as we are bringing to market products that we introduced in 2000 and 2001 and designing and bringing to market additional products.

         In 2000, we asked dealers and distributors to sell our Professional Line of products. These dealers and distributors started to form our current network of approximately 50 dealers and 7 foreign distributors and we began shipping to them. However, most of the Professional Line required new ribbon drivers that we completed and implemented into the product line in early 2001.

         In 2000, we introduced our Home Theatre systems, and sales for those systems began immediately. From September through December 2000, we added 20 new Home Theatre dealers in the US and began marketing efforts to establish distributors and dealers outside the US.

         In 2001, we introduced a Commercial Line of loudspeakers that use our PRD500 Ribbon Driver and, in 2001, we finished the development of our PRD1000 Ribbon Driver and began implementing it into our Professional Line. Our PRD drivers, which we manufacture, upgraded the previous drivers that we purchased from third-party manufacturers; and our cost is approximately one-sixth of the price that we had been paying for the previous drivers.

         The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

RESULTS OF OPERATIONS

         Quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. For the quarter ended September 30, 2004, revenue increased to $576,336 from $268,023 in the 2003 period, a 115% increase, resulting primarily from the positive results of a marketing program we started in January 2004 and our increased production capabilities resulting from a facilities expansion completed in December 2003. Our gross profit percentage increased to approximately 42% in the 2004 period from approximately 37% in the 2003 period, primarily as a result of the introduction of new proprietary products, manufacturing efficiencies in our new facility, and reduced materials cost by purchasing in volume.

         General and administrative expenses for the 2004 third quarter decreased to $1,569,381 ($373,412 of which were non-cash charges) from $2,123,685 ($865,172 of which were non-cash charges) in the 2003 third quarter, a decrease of $554,304. The decrease resulted primarily from lower cash and non-cash charges for consulting and investor relation services. The following table compares categories of our general and administrative expenses in the third quarter of 2004 to the third quarter of 2003:

                                               Three Months Ended  Three Months Ended
                                               September 30, 2004  September 30, 2003
                                               ------------------  ------------------
Non-cash G&A expense items:
--------------------------
Charges for stock and options issued for
  consulting and investor relation services        $  373,412        $  865,172
                                                   ----------        ----------

Total non-cash G&A expenses                           373,412           865,172

Cash G&A expense items:
-----------------------
Consulting and investor relation services             574,481           823,583
Acquisitions - SA Sound                                    --                --
Impairment charge - Evenstar, Inc.                         --                --
Other cash G&A expenses                               621,488           434,930
                                                   ----------        ----------

Total cash G&A expenses                             1,195,969         1,258,513
                                                   ----------        ----------

Total G&A expenses                                 $1,569,381        $2,123,685
                                                   ==========        ==========

         Due to the decrease in general and administrative expenses, as well as the revenue increase and gross profit increase, our net loss decreased to $1,318,048 in the third quarter of 2004 as compared to a net loss of $1,951,769 in the comparable quarter of 2003.

         Other income (expense) decreased to net other income of $8,044 in the 2004 third quarter as compared to net other income of $72,694 in the 2003 third quarter, primarily due to other income recognized in the 2003 period from the write-off of accounts payable.

         Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. For the first nine months of 2004, revenue increased to $1,502,559 from $650,044 in the first nine months of 2003, a 131% increase, resulting primarily from the positive results of a marketing program we started in January 2004 and our increased production capabilities resulting from a facilities expansion completed in December 2003. Our gross profit percentage decreased to approximately 46% in the 2004 period from approximately 50% in the 2003 period, primarily as a result of new personnel that were in training and sales of several large systems at a high promotional discount. Due primarily to the increase in general and administrative expenses, as discussed below, and partially offset by the revenue increase, our net loss increased to $6,723,252 in the first nine months of 2004 as compared to a net loss of $2,807,484 in the first nine months of 2003.

         General and administrative expenses for the first nine months of 2004 increased to $7,438,310 ($4,089,741 of which were non-cash charges) from $3,232,220 ($1,131,842 of which were non-cash charges) in the 2003 period, primarily as a result of consulting and investor relation services expenses of $4,065,929 in the 2004 period ($3,153,453 of which were non-cash charges, including charges related to a promotional agreement with Quincy Jones), compared to $2,199,782 in the 2003 period. In addition, we incurred increased expenses for accounting, information technology, internal control upgrades and facilities expansion. The following table compares categories of our general and administrative expenses in the first nine months of 2004 to the first nine months of 2003:

                                               Nine Months Ended   Nine Months Ended
                                               September 30, 2004  September 30, 2003
                                               ------------------  ------------------
Non-cash G&A expense items:
--------------------------
Charges for stock and options issued for
  consulting and investor relation services        $3,153,453        $1,108,708
Charges for options issued to directors and
  officers                                             87,786            23,134
Impairment charge - Evenstar, Inc.                    848,502                --
                                                   ----------        ----------

Total non-cash G&A expenses                         4,089,741         1,131,842
Cash G&A expense items:
Consulting and investor relation services             912,476         1,091,074
Acquisitions - SA Sound                               109,165                --
Impairment charge - Evenstar, Inc.                    300,000                --
Other cash G&A expenses                             2,026,928         1,009,304
                                                   ----------        ----------

Total cash G&A expenses                             3,348,569         2,100,378
                                                   ----------        ----------

Total G&A expenses                                 $7,438,310        $3,232,220
                                                   ==========        ==========

         Other income decreased to net other income of $26,729 in the 2004 period as compared to net other income of $99,272 in the 2003 period, primarily due to other income recognized in the 2003 period from the write-off of accounts payable.

FINANCIAL CONDITION

         On September 30, 2004, our current assets exceeded current liabilities by $4,196,038, compared to an excess of $1,945,227, on December 31, 2003. Total assets exceeded total liabilities by $4,598,675, compared to an excess of total assets over total liabilities of $2,249,489 on December 31, 2003. The increased working capital was primarily due to the sale of 272,100 shares of Series B Preferred Stock for net proceeds of $5,102,250 in the first nine months of 2004. In addition to funding operations, the proceeds from such sales of stock allowed us to increase inventory by $1,116,130, increase cash by $596,813, increase net fixed assets by $119,894, increase accounts receivable by $87,287, and pay deposits totaling $421,016 for inventory and a potential merger. On September 30, 2004, we had a backlog of orders of approximately $200,000.

         We have experienced operating losses and negative cash flows from operating activities in all recent years. The losses have been incurred due to the development time and costs in bringing our products through engineering and to the marketplace. The report of our accountants contains an explanatory paragraph indicating that these factors raise doubt about our ability to continue as a going concern.

         In order to continue operations, we have been dependent on raising additional funds, and as discussed above, we commenced a new private placement of Series B Preferred Stock in the first quarter of 2004 to raise capital. Through September 30, 2004, we sold 272,100 shares of Series B Preferred Stock for net proceeds of $5,102,250. Each share is convertible into ten shares of our common stock six months after purchase. Prior to conversion, the shares have no voting rights. Attached to each preferred share are ten of our class C warrants. Each class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The class C warrants are immediately exercisable and detachable from the preferred share. If the average closing market price for our common stock is equal to or greater than $10.50 per share for a period of 30 days, then we are entitled to repurchase such warrants, with 30 days notice, at a price of $.001 per warrant.

         In the first nine months of 2004, we also received an aggregate of $179,200 in cash in payment of the exercise price for the exercise of outstanding warrants. The shares of common stock were issued pursuant to a registration statement declared effective by the U.S. Securities and Exchange Commission in 2001, registration statement number 333-43770. However, since May 1, 2002, such registration statement may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intend to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004 (the date that an amendment to the registration statement was declared effective, making the registration statement "current"). Once made, the rescission offer is expected to remain open for 30 days.

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

         On March 12, 2004, we acquired Evenstar, Inc., by a merger with and into our newly formed, wholly owned subsidiary, Evenstar Mergersub, Inc. Evenstar is the owner of one issued patent and a second patent that was issued in September 2004. The patents are for Evenstar's digital amplification technology, which provides for substantially reduced production costs compared to amplifiers of comparable quality. In consideration for Evenstar, we paid $300,000 in cash and issued 300,000 shares of common stock to the stockholders of Evenstar. In connection with the acquisition, we hired the former president of Evenstar as the head of our new electronics division, with responsibility for designing and developing new electronics products. Our ability to integrate Evenstar into our operations will have a substantial effect on our future performance.

         On April 2, 2004, we entered into a strategic alliance agreement with Bohlender-Graebener Corporation ("BG"). We paid BG $100,000 on April 2, 2004 for this agreement. The agreement term is for one year and can be extended for any length of time after the first year by mutual agreement between BG and us. During the term of the agreement BG is required to work with us, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG is not permitted to solicit any offer to purchase BG, and is not permitted to respond to any unsolicited offer. In addition to the above, BG has granted us exclusive sales and marketing rights to certain BG products and we have committed to purchase certain minimum quantities of various BG products at agreed-upon prices. Those purchase commitments are as follows; $175,000 in the third quarter of 2004, $175,000 in the fourth quarter of 2004, and $200,000 in the first quarter of 2005. In the event no agreement to merge the companies on mutually acceptable terms can be reached before termination of the agreement, BG will be entitled to keep the $100,000 cash payment as consideration for its performance under the agreement. In October 2004, we agreed to pay BG an additional $100,000 to extend certain terms of the strategic alliance agreement. In addition to the $100,000 payment, we also agreed to purchase 500 units of product. In return BG agreed to extend exclusive merger negotiations by six months, provide exclusivity for one of its products to us, and provide $100,000 in discounts against future product purchases.

         There is intense competition in the speaker business with other companies that are much larger and national in scope and have greater financial resources than we have. We will require additional capital to continue our growth in the wholesale speaker market. We are relying upon our ability to obtain the necessary financing through the issuance of equity and upon our relationships with our lenders to sustain our viability. On September 30, 2004, we had $2,079,599 in cash. We believe this cash is more than sufficient to fund our planned operations for at least the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         As of September 30, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

         As a result of the audit of our financial statements for the year ended December 31, 2002, we were required to make restatements and reclassifications of our unaudited financial statements filed for the quarters ended March 31, June 30 and September 30, 2002. Such restatements and reclassifications call into question the effectiveness of our disclosure controls and procedures. We recently hired a consultant to examine and consider enhancements to such controls and procedures.

         We have made no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

         In the quarter ended September 30, 2004, the Company sold 15,000 shares of Series B Preferred Stock for $286,500 in net cash proceeds. All sales were made to accredited investors. Each share of preferred stock is convertible into ten shares of common stock after six months. Attached to each preferred share are ten of our class C warrants. Each class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.
         The net proceeds from the sale of preferred stock in the third quarter of 2004 are to be used for sales, marketing and advertising expenses, increases in inventory, and working capital purposes. All of the foregoing uses of proceeds were direct or indirect payments to nonaffiliates.

Item 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibits. The following are being filed as exhibits to this
               Report:

               Exhibit No.       Description of Exhibit

                 10.1 Strategic Alliance Agreement Addendum, dated October 19, 2004, between
                                 Bohlender-Graebener Corporation and
                                 SLS International, Inc.

                 31              Rule 13a-14(a) / 15d-14(a) Certifications

                 32              Section 1350 Certifications

         (b)   Reports on Form 8-K.

               We filed a Report on Form 8-K on July 23, 2004 relating to our financial results in the quarter and six months ended June 30, 2004.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SLS INTERNATIONAL, INC.
                                                 (Registrant)



Date: November 15, 2004                         By /s/ John Gott
                                                ---------------------------
                                                John Gott
                                                President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)