Form 10KSB
period 2004-12-31
SLS INTERNATIONAL INC
filed 2005-03-28
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004     Commission file number 333-43770

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
         ----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         Our revenue in the year ended December 31, 2004 was $2,040,575.

         The aggregate market value of our common stock held by nonaffiliates was approximately $69,460,975 on February 24, 2005.

         On February 24, 2005, 42,822,810 shares of our common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format (check one):
         Yes      No   x
            ----     ----

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

Item 1.      Business .....................................................   1
Item 2.      Properties ...................................................  18
Item 3.      Legal Proceedings ............................................  18
Item 4.      Submission of Matters to a Vote of Security Holders ..........  18

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters .......................................  19
Item 6.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................  21
Item 7.       Financial Statements ........................................  25
Item 8.       Changes in and Disagreements with Accountants on
                Accounting and Financial
              Disclosure ..................................................  25
Item 8A.      Controls and Procedures .....................................  25

PART III

Item 9.       Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act ..............................................  26
Item 10.      Executive Compensation ......................................  28
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters ................  30
Item 12.      Certain Relationships and Related Transactions ..............  31

PART IV

Item 13.      Exhibits and Reports on Form 8-K ............................  32
Item 14.      Principal Accountant Fees and Services ......................  36


SIGNATURES ................................................................  37

FINANCIAL STATEMENTS TABLE OF CONTENTS .................................... F-1

                                     PART I

ITEM 1.      BUSINESS.
             --------


         We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers; a Commercial Line of loudspeakers; Home Theatre systems; a line for recording and broadcast studios; a line for contractor installations and touring companies; a line of in-wall, in-ceiling and outdoor loudspeakers; and a line for the cinema and movie theater market.

         From the early 1990's through 1999 we derived substantially all of our revenue from marketing, renting, selling and installing sound and lighting systems under the name Sound and Lighting Specialist Inc. In June 1999, due to the favorable customer acceptance of our custom-designed loudspeaker systems, we ceased these historical operations and began focusing all efforts towards becoming a loudspeaker manufacturer and selling to dealers and contractors on a wholesale basis. As a result, we have been essentially in a development stage, as we are bringing to market products that we introduced in 2000 and 2001 and designing and bringing to market additional products.

         We began selling loudspeakers in June 2000 when we introduced our Professional Line. We introduced our other lines of speakers in subsequent years, with the most recent being the Cinema line, which we started selling in 2004. Our products are primarily sold through a network of approximately 200 dealers for our Professional and Commercial lines, 20 dealers for our Home Theater line, and 15 foreign distributors. We recently began selling products directly through a corporate sales department that targets major "big box" retailers.

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

RECENT EVENTS

         On January 4, 2005, we completed a private placement of our newly designated Series C Convertible Preferred Stock for an aggregate purchase price of $15 million. The investors also received five-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustments. The securities were purchased by BayStar Capital II, L.P., PSO Trading IV, LLC, HFTP Investment L.L.C., and Royal Bank of Canada. The preferred stock is initially convertible, at the holder's option, into an aggregate of 6,000,000 shares of our common stock, at a conversion price of $2.50 per share, subject to certain adjustments, and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. We may redeem the warrants (or require the holder to exercise them) and may require holders to convert the preferred stock to common stock if certain conditions are met.

         In a private placement that closed on July 27, 2004, we sold 272,100 shares of our Series B Preferred Stock for $5,442,000, which have converted or are convertible into 2,721,000 shares of our common stock. We also issued a total of 2,846,000 Class C Warrants, 2,721,000 of which were attached to shares of the Series B Preferred Stock and 125,000 of which were issued to Kenny Securities for services as a placement agent.

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

         We entered into a lease agreement with Bull Creek Ranch LLC on December 4, 2004. Pursuant to the agreement, we agreed to lease approximately 150,000 square feet of property in Ozark, Missouri through February 28, 2010 at a base rent of $18,750 per month for the first twelve months and $28,125 thereafter, with adjustments and additional charges set forth in the agreement. The lease agreement also provided us with an option to purchase the property for $3,500,000, increasing by 5% for each year after the first year of the lease term. On February 3, 2004, we purchased the property for $3,500,000, pursuant to the option to purchase. As a result, the lease agreement terminated. John Gott, our President, Chief Executive Officer and a Director, is a manager of, and a member owning a 50% interest in, Bull Creek Ranch LLC. As a result, Mr. Gott had a material interest in the lease agreement and in our purchase of the property.

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

         As we developed our ribbon driver line of loudspeakers we relied on our Tef 20 computer acoustic measurement system to analyze and measure sound waves. This system is the industry standard for loudspeaker designing and is used by most of the major loudspeaker manufacturers in the design and manufacture of loudspeaker systems. Our Tef 20 system indicated that the ribbon driver systems that we were designing were superior in several ways to the compression driver systems that we previously used. The ribbon driver system had a smoother frequency response. The level of mid-range sound and treble sound that the ribbon driver systems were producing was more even and therefore the loudspeaker reproduced sound it received in a more natural manner. Also, the ribbon driver did not produce the same level of distortion when played at higher sound pressure levels, as compared to the compression driver. This resulted in a positive reaction from our customers to the quality of sound, and as a result we decided to change our overall strategy. We determined to focus our efforts solely on the manufacture and sale of lines of ribbon driver speaker systems. We sell our speaker systems in seven product lines:

         o The Professional Contractor Speaker System, a more expensive "professional" line
         o The Universal Series Speaker System, a less expensive "commercial" line
         o  The Home Theatre Speaker Systems
         o  The Studio Series, for recording and broadcast studios
         o The Ribbon Line Array (RLA) Series, for contractor installations and touring companies
         o The Design Series, consisting of in-wall, in-ceiling and outdoor speakers for home theater and commercial installations
         o  The Cinema Line for the cinema and movie theater market

         The market for the ribbon driver product line is new and growing. Our future success is uncertain because the loudspeaker market is experiencing rapid technological advances, changing customer needs and evolving industry standards. To realize our expectations regarding our operating results, we will depend on:

         o  Market acceptance of our ribbon driver products
         o Our ability to compete in quality, price and customer service for our products
         o Our ability to develop, in a timely manner, new products and services that keep pace with developments in technology
         o  Our ability to meet changing customer requirements
         o Our ability to enhance our current products and services and deliver them efficiently through appropriate distribution channels

         We estimate that we spent $200,000 in 2003 and $150,000 in 2004 on research and development activities. None of these costs are borne directly by our customers.

TECHNOLOGY

         The function of loudspeakers is to increase the volume of sound in order to enable the sound to be heard by many people occupying a large area. For many years, the loudspeaker industry used certain types of components to increase the volume of sound. The technology originally permitted only the types of components that required low electrical power in order to achieve high-volume sound. In the past, loudspeakers consisted in part of a component called the compression driver. This device generally is used to reproduce the mid-range and high frequencies of sound. Early compression drivers consisted of a diaphragm made of a linen-based manmade resin material that is enclosed in a chamber. This diaphragm was generally formed as a partial sphere, similar to a ball that has been cut in half. The edges of the diaphragm were then wound many times with a fine electrical wire called a voice coil. Electrical current from an amplifier is sent through the wire and the diaphragm vibrates to produce the sound wave. However, in the compression driver, the diaphragm is enclosed in a chamber with the sound exiting out of a relatively small hole that increases the velocity of the sound, similar to forcing air or water through a small hole to increase its velocity. The disadvantage of the compression driver is that before the sound waves are forced through the small hole they are first bounced around inside the chamber and become distorted and tend to produce listening fatigue for audiences. Today the compression drivers use a diaphragm made from aluminum and titanium and can produce the same high volume but with higher frequency sounds.

Although today's compression drivers are superior to those of the past due to the new materials, the negative aspects still exist to a degree because of the nature of the design of the compression driver.

         Ribbon drivers work in a different manner than compression drivers. The diaphragm of the ribbon driver is a flat piece of mylar plastic or, in the case of our ribbon drivers, a high temperature Kapton plastic. These materials are considerably thinner and lighter than the linen or even the aluminum or titanium diaphragms of the compression drivers. The ribbon diaphragm is laminated on one side with a thin coating of aluminum. This aluminum is then chemically etched to leave wire-like traces of aluminum that act as a voice coil, vibrating the diaphragm when current is applied. The diaphragm of the ribbon driver is not in a chamber and is open and visible to the air. The sound waves are not restricted and therefore they do not have the distorted properties of the compression driver. Because the diaphragm of the ribbon driver is so thin and light it reacts very quickly to the electrical signal and does not introduce new or resonated sounds created by the material of the diaphragm itself. This enables the ribbon driver to produce a more pure reproduction of the sound source without adding any tones of its own.

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

         In February 2000, we retained Igor Levitsky, an electro-acoustics engineer, to develop a new technology ribbon driver for us. We requested that he develop two different-sized ribbon drivers and we paid a fixed fee for his work. In April 2001, Mr. Levitsky became our employee.

         The ribbon driver that we have developed uses new lightweight high-powered magnets and plastics that can withstand high temperatures. This enables the speaker system to have increased power-handling ability and higher sound volume with substantial reliability and clarity. We developed our own proprietary ribbon driver, models PRD 500, a 5-inch version of the ribbon driver, and PRD 1000, a 6-inch version. In 2001, we began directly manufacturing models PRD 500 and PRD 1000. The direct manufacture of ribbon drivers substantially reduces our product cost, and it also provides improved performance for our loudspeaker systems. Sales of the Commercial line and Professional line of loudspeakers with direct-manufactured ribbon drivers began in 2001. The Studio Series, the RLA Series and the Design Series were all developed in 2002 and 2003 and use our ribbon drivers or ribbon drivers that we purchase from Bohlender & Graebener Corporation. In March 2004 we displayed our Cinema line of loudspeakers for the first time at the annual Show West Cinema trade show, and in December 2004, we made our first installation of cinema systems using the PRD 500 and 1000 ribbon drivers.

PRODUCTS

         We sell our speaker systems in seven product lines:

         o The Professional Contractor Speaker System, a more expensive "professional" line
         o The Universal Series Speaker System, a less expensive "commercial" line
         o  The Home Theatre Speaker Systems
         o  The Studio Series, for recording and broadcast studios
         o The Ribbon Line Array (RLA) Series, for contractor installations and touring companies
         o The Design Series, consisting of in-wall, in-ceiling and outdoor speakers for home theater and commercial installations
         o  The Cinema Line for the cinema and movie theater market

         Our Professional Contractor Speaker System line now consists of eighteen models of speaker systems, each model consisting of a speaker cabinet and components of woofers that provide the bass sounds and ribbon drivers that provide the treble sounds. This line, the cabinets of which we generally manufacture, is usually sold to large contractors and installed in churches, theatres, school auditoriums, casinos, night clubs and touring production companies. Although we now manufacture our own ribbon drivers, the woofers are manufactured to our specifications by non-affiliated manufacturers.

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

         Our efforts in home theater marketing have led us to market and offer in-wall and in-ceiling speakers for the home theater and commercial segment of our industry. These products are called our Design Series and are being specified in many installations. We have developed a new less-expensive 5.1 Home Theater system, which is now in production. It is in stock and being sold through our existing and new home theater dealers.

         In conjunction with our development agreement with entertainer Quincy Jones, we have been in the design and initial production stages of several new Home Theater products. The Q Line Silver has completed the prototype development stage and is now being produced. We have offered this product line to one of the "big box" retailers in the U.S. and we expect it to be available for sale around September 2005. We are also in production of models of the Q Line Gold, and negotiations are underway to place these products in similar retail outlets in late 2005. We are anticipating that sales of these products will bring a significant revenue stream over the next few years and will increase the visibility of the SLS brand to the consumer.

         Due to the unique design of our ribbon drivers we have developed a new series of speaker systems for the contractor installation and touring sound reinforcement markets. These products are part of our new RLA Series. This line has been receiving high acclaim in the industry and we have installed this product line in many prestigious locations.

         We have developed two new models of speaker systems for the recording studio and broadcast markets and have added them to our existing in-studio speaker that was originally part of our Professional line. We are now designating these three different speaker models as our Studio Series.

         We re-packaged certain models of our Professional Contractor Sound Systems and Universal Series for the cinema and movie theatre market by simplifying the cabinetry. In a typical movie house, the speakers are usually not displayed in view of the public, which allows for simplified cabinetry. The new cabinetry is designed to be less costly, as are the other components, which we expect to provide our representatives with a cost advantage in marketing our system to cinema owners. At present, a total of ten models have been repackaged for this line. They were introduced to cinema companies in 2004.

         Revenue from our ribbon driver product lines is expected to account for a material portion of our revenue for the foreseeable future. Our financial performance will depend on market acceptance of our ribbon driver technology and products. The sound system industry continually introduces technological developments, frequently announces new products, and has evolving industry standards and changing customer requirements. As a result, if our ribbon driver technology and product line do not rapidly achieve sufficient market acceptance, we may not be able to achieve expected revenues or profits.

MANUFACTURING AND SOURCING

         We generally design and manufacture our own cabinets for our product lines, and on occasion contract certain models manufactured by independent, established, local and other woodcrafters. These manufacturers construct the cabinetry to our specifications. Our ribbon drivers are either directly manufactured or purchased from a non-affiliated manufacturer, Bohlender & Graebener Corporation. The principal suppliers of our woofers are Belisle Acoustics, Eminence, PHL and Seas Speaker Component Manufacturers. The manufacture of our own ribbon drivers has resulted in a meaningful reduction in costs, and we expect that it will enable our products to be more competitively priced.

         Our sources of supply of other component sub-parts are all competitively priced and we have a sufficient number of other sources of supply available to us should the need arise for additional components. If a termination of an existing relationship with any current supplier occurs we do not expect to have any difficulty in replacing that source.

SALES AND MARKETING

         Our sales and marketing force has increased significantly over the past year. A national sales manager that joined us at the end of 2003 has added to, or replaced, independent sales representative firms for several sales territories in the U.S. We have also added an international sales representative for the Far East and Southern Hemisphere, and his efforts have increased our distribution in that area to six countries. We also added a director of technical communications in the first quarter of 2004, and he has been traveling extensively in the U.S. and internationally, speaking on our behalf at many trade shows and marketing meetings. His main focus has been to educate the independent audio consultants about our technology, products and advantages.

         In the first quarter of 2005, we added two highly-qualified regional sales managers to assist the national sales manager in working with our independent sales representatives across the U.S. We expect these regional sales managers to increase our market coverage. We also added an experienced director of field engineering who will work with our acoustical consultants and our design and production contractors in the specifications of our products for projects and larger venue installations.

         Our corporate sales department and our independent consultants are building strong relationships with potential customers including several of the world's leading "big box" retail outlets. We expect to enter into sales agreements with some of these companies in 2005. Also, our first Cinema Line installation has been well received, several national cinema chains have auditioned our products, and several large orders have been placed for delivery in 2005. These early results indicate that the Cinema Line will become a good source of revenue in the coming years.

         Domestic. In addition to advertising in trade journals and attending industry conventions for promotion and sale of our products, we have established a network of dealers, contractors and distributors. Currently, we have approximately 200 dealers for our Professional and Commercial lines, 20 dealers for our Home Theatre line, and 15 international distributors for our Professional, Commercial, and Home Theater lines. These outlets sell our products in approximately three-quarters of the U.S. and 15 foreign countries. The dealer agreements may be terminated without cause by either party on 30 days notice.

         We train the sales representatives to enable them to deal more easily with customer questions, and two in-house customer service specialists assist the sales team. As manufacturers, we are always available to respond to inquiries of customers and potential customers, if and when required. Although we are small in comparison to the industry leaders, we are seeking to become established in a niche market consisting of commercial and residential customers who are interested in a truer reproduction of sound.

         In 2004, approximately 41.1% of our sales were our RLA Series systems (compared to 55.6% in 2003), 14.2% were our Professional Contractor systems (15.9% in 2003), 14.1% were our Universal Series systems (8.6% in 2003), 13.7% were our Home Theatre Systems (10.2% in 2003), 6.5% were our Design Series systems (1.5% in 2003), 3.5% were our Cinema line systems (0 in 2003), 1.3% were our Studio Series systems (2.7% in 2003), and 5.6% were miscellaneous revenue (5.4% in 2003). Miscellaneous revenue primarily consists of spare and replacement parts.

         International. We are also engaged in marketing and promotion internationally. Our international business involves a number of risks, including:

         o  foreign currency exchange fluctuations
         o  political and economic instability
         o  difficulty in managing distributors or sales representatives
         o  tariffs and other trade barriers
         o  complex foreign laws and treaties including employment laws

         Because our sales are in U.S. currency, foreign currency exchange fluctuations could materially affect us negatively. A decrease in the value of foreign currencies as they relate to the U.S. dollar could make the pricing of our products more expensive than products of our foreign competitors that are priced in foreign currencies. Because of the fluctuating exchange rates and our involvement with a number of currencies, we are unable to predict future operating results.

         In the future we expect to make significant investments in our operations, particularly to support technological developments and sales activities. As a result, operating expenses are expected to continue to increase.

COMPETITION

         Our main competitors are JBL Professional, a division of Harmon International, Inc.; Eastern Acoustics Works, Inc.; Meyer Sound, Inc.; Turbosound, Inc.; and Renkus-Heinz, Inc. Some of these companies have substantially greater assets and financial resources than we do. Most of the competitors compete in both the higher-priced, more sophisticated line of loudspeaker systems, which are similar to our Professional Contractor Speaker Systems, and the lower-priced, less sophisticated line of loudspeaker systems, similar to our Universal Series Speaker Systems. Meyer Sound and Renkus-Heinz are engaged only in the more expensive speaker systems. All of these competitors presently use the compression driver component in their sound systems. Although our ribbon driver products are new, the nature of the market for loudspeaker products is highly competitive and sensitive to the introduction of new products. As a result, we may experience increasing competition in the future.

         Our success will depend, in part, upon our ability to continue to increase sales in our targeted markets. We may not be able to compete successfully with our competitors and the pressures from competitors may have a material adverse effect on us. Our success will depend in large part upon our ability to increase our share of our target market and to sell additional products to existing customers. However, future competition could result in price reductions, reduced margins or decreased sales of our products.

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

PROPRIETARY TECHNOLOGY

         We are the owners of the proprietary ribbon driver technology for our models PRD 500 and PRD 1000. We have no patents on this technology. However, we filed a patent application in September 2002. Although we have filed for a patent we cannot be certain that a patent will be granted, or that it will give us an advantage over our competitors.

         On March 12, 2004, we acquired Evenstar, Inc., by a merger with and into our newly formed, wholly owned subsidiary, Evenstar Mergersub, Inc. Evenstar is the owner of one issued patent and a second patent that was issued in September 2004. The patents are for Evenstar's digital amplification technology, which provides for substantially reduced production costs compared to amplifiers of comparable quality. During the remainder of 2004 Evenstar's founder, an electrical engineer who joined SLS after we acquired his company, has been developing several models of the Evenstar amplifiers and making them ready for production. We introduced one of these models at the Audio Engineering Society convention in the fall of 2004 and it received a favorable response. The first Evenstar self-amplified SLS speakers are expected to be available for sale in the second quarter of 2005. Also, several Evenstar models have been developed for the new Q Line products, and we expect them to be in "big box" retail outlets in late 2005.

         The laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the U.S. Also, our domestic and international competitors may develop other technology that produces results similar to our technology. We expect that some loudspeaker products may be subject to patent infringement claims as the number of products and competitors in our industry grows. As a result, third parties may assert patent infringement claims against us in the future, and the claims may not be resolved in our favor. Any such claims, with or without merit, could be time-consuming and may result in costly litigation. The claims may also require us to enter into royalty or licensing agreements. The royalty or licensing agreements, if they become necessary, may not be available on terms that are favorable to us, if at all. In addition, we may be forced to commence litigation in the future to protect our trade secrets or proprietary rights, or to determine the validity and extent of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our energy and resources.

EMPLOYEES

         As of March 2, 2005 we have a total of 30 employees, one of which is executive, four are administrative, four are in marketing and sales, one is in technical communications, four are in engineering, and sixteen are in production. In the past, we have employed additional temporary and part-time employees to meet production obligations and fill orders. There is presently no labor union contract between any union and us. We do not anticipate our employees will seek to form or join a union for the foreseeable future.

BUSINESS STRATEGY

         We believe that maintaining consistent contact with distributors, customers and others in the industry and continued marketing through conventions and trade magazines will produce additional business. We believe marketing our products by the distributor/sales representative network is best suited to generate revenue. Sales by our Professional, Commercial, Cinema and Design Series distributors, as well as sales by our corporate sales department to "big box "retailers, are expected to be our primary source of business in coming years. As our products gain popularity in the Professional and Commercial markets, we expect to capitalize on our reputation and use it to market effectively to retail consumers. Our technology is becoming proven, and as we have shown by its versatility, we believe that it is a better way to produce sound for any application. We intend to continue to develop products for all segments of the consumer markets, including personal sound systems that include MP-3 players, headphones, personal stereo docking stations, personal computer sound systems, gaming system sound products and headphones as well as car audio and video systems. All of these markets have been reviewed and our technology has been implemented in several prototypes to compare to the competition. In addition, the sales representatives will enable us to monitor the effectiveness of our marketing program.

         Our initial marketing efforts were in the area of church construction and performance theatre construction, as our larger speakers have been specifically designed for use in these venues.

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

         We manufacture our own ribbon drivers, which provides cost savings compared to the cost of purchasing compression drivers and ribbon drivers from third parties. We believe that both the cost savings and the quality of the lower distortion, as demonstrated by our Tef 20 analysis device, provide us with competitive advantages to establish a place in the home, commercial and professional loudspeaker markets.

         At the appropriate time, we intend to investigate possible strategic alliances with key industry participants to strengthen our image, our product components and our distribution pattern. We cannot be certain that a future alliance opportunity will present itself or, if an opportunity is presented, that it will result in a profitable working relationship. It is likely that in some future financial quarter or quarters, our operating results will be below the expectations of securities analysts and investors. If a shortfall in revenue occurs, the market price for our common stock may decline significantly. The factors that may cause our quarterly operating results to fall short of expectations include:

         o our ability to develop and market our new ribbon driver loudspeaker products in a timely manner
         o  the size and timing of customer orders
         o  seasonality of sales
         o  availability of capital
         o the degree and rate of growth of the markets in which we compete and the accompanying demand for our loudspeaker products
         o  our suppliers' ability to perform under their contracts with us

         Many of these factors are beyond our control. For these reasons, period-to-period comparisons of our financial results may not necessarily assist in forecasting our future performance.


RISK FACTORS

         An investment in our common stock involves various risks, including those described in the risk factors below. You should carefully consider these risk factors, together with all of the other information included and incorporated by reference in this report, before you decide to invest in our common stock. If any of the following risks, or any other risks not described below, develop into actual events, then our business, financial condition, results of operations, or prospects could be materially adversely affected, the market price of our common stock could decline further and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE IF WE DO NOT ACHIEVE SUFFICIENT REVENUE TO ABSORB RECENT AND PLANNED EXPENDITURES.

         We have experienced significant operating losses since investing in the development of ribbon driver technology in 1998 and, through December 31, 2004, have an accumulated retained deficit of approximately $23,541,337. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses in future periods. These losses or fluctuations in our operating results could cause the market value of our common stock to decline.

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

IN THE LOUDSPEAKER MARKET, WE ARE SUBJECT TO INTENSE COMPETITION.

         Although our ribbon driver loudspeaker products are relatively new and emerging, the markets for loudspeaker products are extremely competitive and we expect such competition to increase. The market for sound enhancement products in general is intensely competitive and sensitive to new product introductions or enhancements and marketing efforts by our competitors. The market is sustained by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. We expect to experience increasing levels of competition in the future. Although we have attempted to design our loudspeaker systems to compete favorably with competitive products, we may not be able to establish and maintain our competitive position against current or potential competitors. Aggressive competition could cause us to have sales and profitability below expectations.

IF WE ARE UNABLE TO HIRE OR RETAIN QUALIFIED AND SKILLED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR SUCCESSFULLY MANAGE OUR BUSINESS.

         We believe our success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and operations personnel. However, we may not be successful in identifying, attracting and retaining such personnel. Our success also depends to a great degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success depends on John Gott, Chief Executive Officer. We presently maintain key person life insurance on Mr. Gott in the amount of $5 million, but we do not have an employment contract with him. If we experience the loss of the services of any of our key personnel, we may be unable to identify, attract or retain qualified personnel in the future. This could make it difficult for us to manage our business and meet key objectives, or achieve or sustain profits.

OUR PATENT APPLICATION MAY NOT BE ISSUED AND EVEN IF IT IS ISSUED, WE STILL MAY NOT BE ABLE TO ADEQUATELY PROTECT THE PATENT OR OUR OTHER INTELLECTUAL PROPERTY.

         In September 2002, we filed a U.S. patent application on our proprietary ribbon driver technology. Our success will depend in significant part on our ability to obtain, preserve and defend U.S. patent protection for this technology. The patent may not be issued from the patent application. The issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it. Litigation, which could be costly and time consuming, may be necessary to enforce our current patents or any patent issued in the future or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of a patent or challenge the extent of the patent's coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial. On March 12, 2004, we acquired Evenstar, Inc., by a merger with and into our newly formed, wholly owned subsidiary, Evenstar Mergersub, Inc. Evenstar is the owner of one issued patent and a second patent that was issued in September 2004. The patents are for Evenstar's digital amplification technology, which provides for substantially reduced production costs compared to amplifiers of comparable quality.

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

WE MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, AND WE MAY NOT BE ABLE TO INTEGRATE AND OPERATE THE ACQUISITIONS.

         In March 2004 we acquired Evenstar, Inc. From time to time, we have considered the acquisition of other businesses or other technologies, and we continue to consider such acquisitions as opportunities arise. Some of these businesses and technologies, including Evenstar, are directly related to our business and others are not. If we make any such acquisitions, we may not be able to efficiently combine our operations with those of the businesses or technologies we acquire without encountering difficulties. These difficulties could result from a variety of issues, including incompatible operating practices, corporate cultures, product lines, or technologies. As a result, we may have difficulties in integrating, managing and operating the acquired businesses and technologies.

RISKS RELATED TO OUR SECURITIES

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

FUTURE SALES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Future sales of substantial amounts of our common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise could have a material adverse impact on the market price for the common stock at the time. On February 1, 2005, there were approximately 25,011,318 outstanding shares of our common stock held by stockholders that are deemed "restricted securities" as defined by Rule 144 under the Securities Act. The resale of many of these shares has been registered on a registration statement filed with the U.S. Securities and Exchange Commission. Upon sale pursuant to such registration statement, the shares would no longer be restricted securities. Also, under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has held the stock for one year may, under certain circumstances, sell within any three-month period a number of restricted securities that does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a non-affiliate who has held the security for two years. Any sales of shares by stockholders pursuant to a registration statement or Rule 144 may have a depressive effect on the price of our common stock.

WE MAY HAVE LIABILITY FOR PRIOR ISSUANCES OF OUR STOCK.

         From May 1, 2002 through May 10, 2004, warrant holders exercised 2,545,800 of our Class A Warrants and 22,600 of our Class B Warrants for a total of 2,568,400 shares of common stock. The warrant holders paid an aggregate of $1,340,700 for these exercises. From May 1, 2002 through May 10, 2004, the registration statement that we filed with the U.S. Securities and Exchange Commission to register the common stock issuable upon exercise of these warrants may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intend to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. Once made, the rescission offer is expected to remain open for 30 days. The rescission offer would require us to repurchase the shares of common stock issued upon exercise of the warrants at their original exercise price, $.50 for the Class A Warrants and $3.00 for the Class B Warrants, at each warrant holder's option. If all warrant holders accepted the rescission offer, we would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect. The current market price is over the $.50 exercise price of the Class A Warrants, and if that remains true, we would expect no former holders of Class A Warrants to accept the rescission offer. The current market price is below the $3.00 exercise price of the Class B Warrants. Only 22,600 Class B Warrants were exercised during the rescission offer period, making our potential rescission liability to the former Class B Warrant holders equal to $67,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders.

SHARES OF CONVERTIBLE PREFERRED STOCK MAY NOT HAVE BEEN VALIDLY ISSUED.

         In 2001 - 2003, we sold shares of our Convertible Preferred Stock, which is sometimes reflected in our financial statements as our Series A Preferred Stock. We subsequently discovered that the certificate of designation for the Convertible Preferred Stock had not been filed, and we made such filing in December 2004. The delay in filing the certificate of designation may have resulted in the shares of Convertible Preferred Stock not being validly issued under Delaware law. We are assessing the effects of the delay and determining what actions we will take, if any, to remedy the effects of the delay. To date, we have issued 1,891,473 shares of the Convertible Preferred Stock, all of which were issued prior to the filing of the certificate of designation and 350,873 of which remain outstanding. All other shares have converted to common stock on a 10-to-1 basis, at a conversion price of $0.25 per share.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE EFFECTIVE AND OUR INDEPENDENT AUDITORS MAY NOT BE ABLE TO CERTIFY AS TO THEIR EFFECTIVENESS.

         We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. The management certification and auditor attestation requirements of Section 404 will initially apply to us as of either December 31, 2005 or December 31, 2006. In the course of our ongoing Section 404 evaluation, we will seek to identify areas of internal controls that need improvement and to design enhanced processes and controls to address these and any other issues that might be identified through this review. In the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future.
         We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results.

         We expect to incur expenses of an aggregate of approximately $200,000 in 2005 in connection with our compliance with Section 404.

CERTAIN RESTRICTIVE COVENANTS MAY LIMIT OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND AFFECT OTHER ASPECTS OF OUR BUSINESS.

         In our January 2005 private placement of Series C Preferred Stock and warrants, we entered into a securities purchase agreement with the investors. The agreement contains numerous covenants that limit our financing and other activities, including those described in the following paragraphs.

         So long as at least 3,750 shares of the Series C Preferred Stock are outstanding and held by the original purchasers thereof, we may not pay any cash dividends, make distributions, redeem or repurchase any capital stock, or repay or prepay any indebtedness of ours other than as expressly required pursuant to the terms of such indebtedness.

         So long as any shares of the Series C Preferred Stock are beneficially owned by the original purchasers thereof, we may not issue or sell any rights, warrants or options to subscribe for or purchase our common stock, or any other securities directly or indirectly convertible into or exchangeable or exercisable for our common stock, at an effective conversion, exchange or exercise price that varies or may vary with the market price of our common stock.

         Prior to January 3, 2007, the investors in the January 2005 private placements have a right to participate in any issuance of equity securities, equity-linked securities, or convertible debt, subject to certain exceptions. The participation rights may prevent other potential investors from making offers for, or entering into agreements to purchase, our securities and thereby limiting our ability to raise capital.

WE ARE OBLIGATED TO REDEEM OUR SERIES C PREFERRED STOCK UPON THE OCCURRENCE OF CERTAIN EVENTS.

         Pursuant to the terms of the certificate of designation for our Series C Preferred Stock, we are required to redeem the Series C Preferred Stock upon the occurrence of certain events, including the following:

         o our common stock is suspended from trading on any of, or is not listed or quoted (and authorized) for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market, the Nasdaq SmallCap Market or the Nasdaq Over-The-Counter Bulletin Board for an aggregate of ten or more trading days in any twelve-month period;

         o the registration statement of which this prospectus is a part, after being declared effective, cannot be used by the holders of Series C Preferred Stock for the resale of all of the common stock issuable to them for an aggregate of more than 20 days, subject to certain exceptions;

         o we make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for us or for a substantial part of our property or business, or such a receiver or trustee shall otherwise be appointed;

         o bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against us or any subsidiary of ours and if instituted against us or any of our subsidiaries by a third party, shall not be dismissed within 60 days of their initiation;

         o if at least 3,750 shares of Series C Preferred Stock are outstanding and held by the original purchasers thereof and we do any of the following:

            (a) sell, convey or dispose of all or substantially all of our assets;
            (b) consummate specified mergers, consolidations or business combinations;
            (c) engage in transactions providing for sales or issuances by us or our stockholders that result in the purchaser owning or having the right to acquire greater than 35% of the outstanding shares of our common stock (calculated on a fully diluted basis); or
            (d) issue or agree to issue any equity or equity-linked securities or debt that is convertible into equity or in which there is an equity component, subject to certain exceptions;

         o we either fail to make any payment with respect to any of our indebtedness in excess of $250,000, subject to certain exceptions, or default under any agreement binding us, subject to certain exceptions; or

         o we breach any material term under the certificate of designation for our Series C Preferred Stock, the Series C Preferred Stock securities purchase agreement, the registration rights agreement or the warrants attached to the Series C Preferred Stock, subject to certain exceptions.

         Any such redemption would be made at a premium in excess of the purchase price of the shares of Series C Preferred Stock, as determined by a formula set forth in the certificate of designation for the Series C Preferred Stock. These requirements may cause us to pay a significant amount of money to redeem the Series C Preferred Stock or may cause us to avoid taking certain actions in order to prevent the occurrence of such redemption requirement.

WE MAY BE REQUIRED TO PAY SUBSTANTIAL AMOUNTS TO THE INVESTORS IN OUR JANUARY 2005 PRIVATE PLACEMENT UPON THE OCCURRENCE OF CERTAIN EVENTS.

         In connection with the January 2005 private placement of our Series C Preferred Stock and warrants, we agreed to file a registration statement to register the resale of shares of our common stock by the investors in the private placement. We have an obligation to register additional shares that may be issuable from time to time as a result of potential adjustments to the preferred stock and warrants. We filed a registration statement to register the resale of these shares, and the registration statement was declared effective in February 2005.

         We could be required to pay amounts to each investor upon the occurrence of certain events, including (a) the number of the investors' shares registered on the registration statement is less than the number then issued or issuable to such investors pursuant to the Series C Preferred Stock and warrants; (b) sales of our common stock can not be made pursuant to the registration statement; or (c) our common stock is not traded, listed or included for quotation, as applicable, on the Nasdaq Over-The-Counter Bulletin Board, certain stock exchanges or certain automated quotation systems. Each of the foregoing events are, to some extent, beyond our control.

         If any of the foregoing events occur, then we would be required to pay each investor an amount equal to the product of (x) the number of shares of Series C Preferred Stock held by such investor (plus any shares of preferred stock that have been converted into shares of our common stock then held by such investor as if such shares of preferred stock had not been so converted) multiplied by the per share purchase price, multiplied by (y) .01, for each thirty-day period (or portion thereof) beginning April 3, 2005 and ending July 2, 2005, and .02 for each thirty-day period beginning July 2, 2005 (or portion thereof) and prior to the date the registration statement is declared effective by the SEC. Assuming that the 6,000,000 shares of Series C Preferred Stock currently outstanding remain the number outstanding during such periods, then the amounts payable pursuant to such provisions are $150,000 through July 2, 2005 and $300,000 thereafter.

ITEM 2.      PROPERTIES.
             ----------

         We lease and operate in 32,000 square feet of office and factory space at our current headquarters address from a nonaffiliated landlord. The lease expired August 31, 2004 and we continue to occupy the space on a month-to-month basis at a monthly rental of $6,650. Our facility is divided into four equal 3,000 square foot sections that are internally connected plus two 7,500 square foot adjoining sections and one 5,000 square foot warehouse. One of the 3,000 square foot sections is used for cabinet fabrication; another is used for storage of completed cabinets and component storage; the third is used for assembly and shipping; and the fourth is used for engineering and administration. One 7,500 square foot section is used for inventory, packaging and trade show materials storage and the other is used for (a) additional inventory space for the components and cabinets needed for planned increases in production, (b) additional engineering testing space to perform critical tests and produce data for sound system designers to provide specifications for products, and (c) on-site product demonstrations. These facilities are suitable for producing in excess of 300 finished speaker cabinets per week and for the production of up to 1,500 ribbon drivers per month. In addition, we have three subcontractor cabinet shops that add to our production capabilities. These companies are highly automated and can supply up to a total of 2,000 cabinets per week on scheduled notice.

         We entered into a lease agreement with Bull Creek Ranch LLC on December 4, 2004. Pursuant to the agreement, we agreed to lease approximately 150,000 square feet of property in Ozark, Missouri through February 28, 2010 at a base rent of $18,750 per month for the first twelve months and $28,125 thereafter, with adjustments and additional charges set forth in the agreement. We intend to move our headquarters to this location in the second quarter of 2005, at which time we will terminate our month-to-month lease of our current headquarters location. The lease agreement also provided us with an option to purchase the property for $3,500,000, increasing by 5% for each year after the first year of the lease term. On February 3, 2004, we purchased the property for $3,500,000, pursuant to the option to purchase. As a result, the lease agreement terminated. John Gott, our President, Chief Executive Officer and a Director, is a manager of, and a member owning a 50% interest in, Bull Creek Ranch LLC. As a result, Mr. Gott had a material interest in the lease agreement and in our purchase of the property.

         In our opinion, the leased and owned properties are adequately covered by insurance.

ITEM 3.      LEGAL PROCEEDINGS.
             -----------------

         In February 2004, we entered into an agreement with the owners of SA Sound B.V. and SA USA, Inc., providing us with an option to acquire such companies at any time prior to February 27, 2004 for a purchase price of 370,000 euros. We paid 50,000 euros for this option. The option agreement entitled us to a return of the option purchase price if the sellers failed to negotiate such stock purchase agreement in good faith, or if our due diligence disclosed material adverse facts about the companies. After completion of our due diligence, we determined not to exercise the option, and we asserted our right to a return of the option purchase price. The sellers challenged the return of such price and we sued the escrow agent in the Supreme Court of the State of New York (SLS International, Inc. v. B&B Beneer B.V., Campex Holding B.V., Serge Van Tuyn and Marcel Van Tuyn filed July 27, 2004).

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             ---------------------------------------------------

         This item is inapplicable, as no matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             -------------------------------------------------------------
             MATTERS.
             --------

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

                                                             BID PRICES
                                                     ---------------------------
PERIOD                                                  LOW              HIGH
-----------------------------------------------      ----------       ----------

   Quarter Ended December 31, 2004                     $1.47            $2.90
   Quarter Ended September 30, 2004                    $1.25            $2.85
   Quarter Ended June 30, 2004                         $2.21            $3.00
   Quarter Ended March 31, 2004                        $2.65            $3.46

   Quarter Ended December 31, 2003                     1.37              3.92
   Quarter Ended September 30, 2003                    0.75              1.85
   Quarter Ended June 30, 2003                         0.19              0.60
   Quarter Ended March 31, 2003                        0.20              0.45


         On March 21, 2005, there were approximately 270 holders of record of our common stock, based on information furnished by our transfer agent. On March 21, 2005, the closing price of our common stock on the Over-the-Counter Bulletin Board was $2.30 per share. We urge you to obtain current market quotations for shares of our common stock.

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

SALES OF UNREGISTERED SECURITIES DURING THE 2004 FOURTH QUARTER

         In the fourth quarter of 2004, we issued an aggregate of 300,000 shares of common stock under consulting agreements entered into during the quarter. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         There were no net proceeds from these issuances in the fourth quarter of 2004, as all such shares were issued in exchange for services. We did not use any registered securities broker-dealers in connection with any sales of stock.

EQUITY COMPENSATION PLANS

         On December 31, 2004, we had the following securities issued and available for future issuance under equity compensation plans:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        (C)
                                                                                                NUMBER OF SECURITIES
                                         (A)                                                   REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO             (B)                      FUTURE ISSUANCE UNDER EQUITY
                              BE ISSUED UPON EXERCISE OF    WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,     PRICE OF OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES REFLECTED
                                 WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                IN COLUMN (A))
----------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION               880,000 shares of             $0.86 per share                 1,120,000 shares of
PLANS APPROVED BY                   common stock                                                   common stock
SECURITY HOLDERS
----------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION              3,965,000 shares of            $2.89 per share                       0
PLANS NOT APPROVED                  common stock
BY SECURITY HOLDERS
----------------------------------------------------------------------------------------------------------------------------
TOTAL                            4,845,000 shares of           $2.52 per share of               1,120,000 shares of
                                    common stock                  common stock                     common stock
----------------------------------------------------------------------------------------------------------------------------

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

         We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers; a Commercial Line of loudspeakers; Home Theatre systems; a line for recording and broadcast studios; a line for contractor installations and touring companies; a line of in-wall, in-ceiling and outdoor loudspeakers; and a line for the cinema and movie theater market.

         From the early 1990's through 1999 we derived substantially all of our revenue from marketing, renting, selling and installing sound and lighting systems under the name Sound and Lighting Specialist Inc. In June 1999, due to the favorable customer acceptance of our custom-designed loudspeaker systems, we ceased these historical operations and began focusing all efforts towards becoming a loudspeaker manufacturer and selling to dealers and contractors on a wholesale basis. As a result, we have been essentially in a development stage, as we are bringing to market products that we introduced in 2000 and 2001 and designing and bringing to market additional products.

         We began selling loudspeakers in June 2000 when we introduced our Professional Line. We introduced our other lines of speakers in subsequent years, with the most recent being the Cinema line, which we started selling in 2004. Our products are primarily sold through a network of approximately 200 dealers for our Professional and Commercial lines, 20 dealers for our Home Theater line, and 15 foreign distributors. We recently began selling products directly through a corporate sales department that targets major "big box" retailers.

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

RESULTS OF OPERATIONS

         Year ended December 31, 2004 as compared to the year ended December 31, 2003. For the year ended December 31, 2004, revenue increased to $2,040,575 from $968,245 in 2003, as a result of the further roll-out of our product line and customer acceptance of our products. Gross profit percentage decreased to 26% in 2004 from 38% in 2003, primarily as a result of new personnel that were in training and sales of several large systems at high promotional discounts.

         General and administrative expenses for 2004 increased to $9,179,555 ($5,115,554 of which were non-cash charges) from $4,492,237 in 2003 ($1,799,248 of which were non-cash charges). The following table compares categories of our general and administrative expenses in 2004 to 2003:

                                                   Year Ended       Year Ended
                                                   December 31,     December 31,
                                                      2004             2003
                                                   ----------       ----------
Non-cash G&A expense items:
Charges for stock and options issued for
     consulting and investor relation
     services                                      $4,179,266       $1,799,248
Charges for options issued to directors
     and officers
Impairment charge - Evenstar, Inc.                     87,786           23,134
                                                      848,502                0
                                                   ----------       ----------
Total non-cash G&A expenses
                                                    5,115,554        1,822,382

Cash G&A expense items:
Consulting and investor relation services
Acquisitions - SA Sound                               802,748        1,304,905
Impairment charge - Evenstar, Inc.                    109,165
Other cash G&A expenses                               300,000
                                                    2,852,088        1,364,950
                                                   ----------       ----------
Total cash G&A expenses
                                                    4,064,001        2,669,855
                                                   ----------       ----------
Total G&A expenses
                                                   $9,179,555       $4,492,237
                                                   ==========       ==========


         Included in the increased general and administrative expenses are one-time charges totaling $1,658,889 for promotional services provided by performing artist Quincy Jones through Global Drumz, Inc. Of these charges, $1,408,889 are included in the table above as non-cash charges for stock and options issued for consulting and investor relation services and $250,000 are included as cash charges for consulting and investor relation services.

         In 2004 we reported an increased net loss of $8,646,333 as compared to a net loss of $3,979,341 in 2003, primarily as a result of the increased general and administrative expenses as well as a decrease in other income, which were partially offset by increased revenue.

         Other income decreased to $46,434 in 2004, compared to other income of $145,864 in 2003, due primarily to other income recognized in 2003 from the write-off of accounts payable.

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

FINANCIAL CONDITION

         On December 31, 2004, our current assets exceeded current liabilities by $12,229,108 as compared to December 31, 2003 when our current assets exceeded current liabilities by $1,945,227. On December 31, 2004, net assets exceeded total liabilities by $12,645,461 compared to December 31, 2003 when net assets exceeded total liabilities by $2,249,489. The improvement in working capital was due primarily to increases in cash resulting from the closing of our private placement of Series B Preferred Stock in July 2004 and a deposit on a private placement of Series C Preferred Stock, which sale of Series C Preferred Stock closed in January 2005, as further discussed below. We also increased our inventory, purchased equipment and made leasehold improvements, all of which resulted in an improved working capital position, partially offset by an increase in accrued liabilities.

         We have experienced operating losses and negative cash flows from operating activities in all recent years. The losses have been incurred due to the development time and costs in bringing our products through engineering and to the marketplace. In addition we have not paid notes payable and accounts payable on due dates. However, the private placements in 2004 and January 2005 improved our working capital position sufficiently so that the reports of our accountants on our 2004 financial statements did not contain any qualifications.

         In 2004, 2003 and 2002, we entered into consulting agreements that required us to issue an aggregate of 3,815,452 shares of common stock, options to purchase 100,000 shares of Class A Preferred Stock (each such share of preferred stock converts into 10 shares of common stock), and options to purchase 2,500,000 shares of our common stock. Total expenses accrued under such agreements were $3,807,030, $2,443,056 of which has been amortized through December 31, 2004, and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The difference between such total expenses and the amount amortized is reflected as unamortized cost of stock issued for services on the balance sheet.

         Accounts receivable decreased slightly to $271,429 on December 31, 2004, compared to $277,665 on December 31, 2003.

         Net fixed assets increased to $427,304 on December 31, 2004, from $320,193 a year earlier, due primarily to leasehold improvements for additional office space and new equipment, including office furniture and computers.

         Accrued liabilities increased to $630,503 on December 31, 2004 from $26,138 on December 31, 2003, because we accrued $600,000 of finder's fees payable in connection with the deposits on sales of Series C Preferred Stock, which closed in January 2005, as described below.

         Compared to year-end 2003, we are currently experiencing a significantly improved cash position, as we had $10,712,858 in cash on December 31, 2004. Nevertheless, in order to continue to expand operations and fulfill our business plan, we will likely be required to raise additional funds.

         In 2004 we privately sold our Series B Preferred Stock for total net proceeds of $5,102,250 in a private placement that commenced in March 2004 and closed in July 2004. We received funds from time to time upon sale of the preferred stock and placed the proceeds into our working capital upon receipt. Each share of Series B Preferred Stock is convertible into ten shares of our common stock six months after purchase. Prior to conversion, the shares have no voting rights. Attached to each preferred share are ten of our class C warrants. Each Class C Warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The Class C Warrants are immediately exercisable and detachable from the preferred share. If the average closing market price for our common stock is equal to or greater than $10.50 per share for a period of 30 days, then we are entitled to repurchase such warrants, with 30 days notice, at a price of $.001 per warrant.

         In addition, we had outstanding warrants that, upon exercise, provided additional proceeds of $179,200 in 2004. The shares of common stock were issued pursuant to a registration statement declared effective by the U.S. Securities and Exchange Commission in 2001, registration statement number 333-43770. However, from May 1, 2002 through May 10, 2004, such registration statement may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intend to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. Once made, the rescission offer is expected to remain open for 30 days. The rescission offer would require us to repurchase the shares of common stock issued upon exercise of the warrants at their original exercise price, $.50 for the Class A Warrants and $3.00 for the Class B Warrants, at each warrant holder's option. If all warrant holders accepted the rescission offer, we would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect. The current market price is over the $.50 exercise price of the Class A Warrants, and if that remains true, we would expect no former holders of Class A Warrants to accept the rescission offer. The current market price is below the $3.00 exercise price of the Class B Warrants. Only 22,600 Class B Warrants were exercised during the rescission offer period, making our potential rescission liability to the former Class B Warrant holders equal to $67,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders.

         On January 4, 2005, we completed a private placement of our Series C Convertible Preferred Stock for an aggregate purchase price of $15 million. The investors also received five-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustments. The preferred stock is initially convertible, at the holder's option, into an aggregate of 6,000,000 shares of our common stock, at a conversion price of $2.50 per share, subject to certain adjustments, and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. We may redeem the warrants (or require the holder to exercise them) and may require holders to convert the preferred stock to common stock if certain conditions are met. On December 31, 2004, we were holding a deposit of $8,849,420, reflected on the consolidated balance sheet as "Deposits on Preferred Stock, Series C," which was applied to the purchase of Series C Preferred Stock on January 4, 2005.

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

         SLS INTERNATIONAL, INC.
         December 31, 2004
         -----------------

         Report of Independent Registered Public Accounting Firm           F-1

         Consolidated Balance Sheet                                        F-2

         Consolidated Statement of Operations                              F-3

         Consolidated Statement of Shareholders' Deficit                   F-4

         Consolidated Statement of Cash Flows                              F-5

         Consolidated Statement of Valuation and Qualifying Accounts       F-6

         Notes to Consolidated Financial Statements                        F-7

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL DISCLOSURE.
             ---------------------

         This item is inapplicable, as no such changes or disagreements have occurred.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of March 1, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 for purposes of preparation of this Annual Report on Form 10-KSB. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004. However, as a result of the continuing expansion of our business, we are currently considering enhancements to our controls and procedures, particularly with respect to the preparation of our quarterly unaudited financial statements.

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             -------------------------------------------------------------
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
             --------------------------------------------------

         The following table sets forth the names, ages and offices of the Company's executive officers and directors:

NAME                                  AGE       OFFICE
---------------------------         ---------   --------------------------------

John M. Gott                           54       President, CEO, CFO and Director
Dell Furano                            55       Director
R. Steven Hicks                        55       Director
Robert H. Luke, Ph.D.                  62       Director
Michael L. Maples                      55       Director

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

         DELL FURANO has served as a Director since January 2005. He is currently the founder and CEO of Signatures Network, a merchandising and promotional company that has the rights to market products for over 125 of the world's leading entertainers, including U2, The Beatles, Jessica Simpson, Alan Jackson and Jennifer Lopez. Prior to forming Signatures Network, Mr. Furano was the founding CEO of Sony Signatures, Sony Corp.'s entertainment, merchandising, licensing and consumer products division. Before joining Sony Pictures Entertainment, Mr. Furano co-founded Winterland Productions, a music merchandising company, with legendary music producer Bill Graham. In the mid-1980's he sold Winterland to CBS Inc. Mr. Furano is a graduate of Stanford University.

         R. STEVEN HICKS has served as a Director since January 2005. He is currently Chairman of Capstar Partners, LLC., which specializes in assisting early-stage technology companies with growth strategies and investments. Prior to forming Capstar Partners, Mr. Hicks was Vice Chairman of AMFM Inc., the nation's largest owner and operator of radio stations across the U.S. AMFM merged in August 2000 with Clear Channel Communications, Inc. In 1996 Mr. Hicks founded Capstar Broadcasting Corporation, and by 1998, Capstar Broadcasting was the nation's largest holding company with 350 stations. In 1998, Mr. Hicks led Capstar Broadcasting to an initial public offering and a listing on the New York Stock Exchange. In 1999, Capstar Broadcasting merged with Chancellor Media Corp. in a stock swap valued at $4.1 billion. Mr. Hicks has been a member of the Board of Directors of XM Satellite Radio and numerous private companies, is currently a member of the Board of Directors of HealthTronics, Inc., and is a past Director of the National Radio Broadcasters Association. Over the past 33 years, he has developed extensive relationships throughout the broadcast and entertainment industry. Mr. Hicks is a graduate of the University of Texas.

         ROBERT H. (ROBIN) LUKE, PH.D., has served as a Director since 2001. He is Professor of Marketing and the Department Head of the Marketing Department at Missouri State University. He has served as the first Department Head of two Marketing Departments and directed the development of the MBA/MPA programs for the University of the Virgin Islands. Dr. Luke has owned and developed several businesses and regularly consults with major U.S. corporations and institutions on marketing issues as a Senior Consultant with R.H. Luke & Associates. He served the Academy of Marketing Science as a member of its Board of Governors from 1992 to 1996 and as Vice President of Development, Vice President and Vice President for Academic Affairs. He presently serves as a Board Member of the Marketing Management Association. He has given or continues to give service commitments to the Boards of Directors or Boards of Advisors of the following organizations: Missouri Partnership for Outstanding Schools, Ozark Greenways, Community Investment Alliance, Sports Directories International, the Community Foundation of the Ozarks, Vision 20/20, the Downtown Springfield Association, Ozarks Chapter of the Boy Scouts of America, A+ Advisory Board of Glendale High School, and Lake County Youth Soccer.

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

         We presently have no audit, compensation or nominating committee. However, Mr. Maples qualifies as an audit committee financial expert. Mr. Maples is not "independent" as defined in Rule 4200(a)(15) of the NASD's listing standards. Mr. Luke is, and we believe that each of Messrs. Furano and Hicks is, "independent" under Rule 4200(a)(15) of the NASD's listing standards, although the number of options issued to Messrs. Furano and Hicks in connection with their nominations may disqualify them from being deemed independent.

         As disclosed above, we currently have only one executive officer, who is also a director, and four other directors. Due to the number of other demands on their limited time, we have not yet dedicated the time necessary to formulate and adopt a code of ethics. However, we intend to adopt a code of ethics in 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
-------------------------------------------------------

         No reports have been required under Section 16(a) of the Securities Exchange Act of 1934, as amended, because our common stock is not registered under Section 12 of such act.

ITEM 10.     EXECUTIVE COMPENSATION.
             -----------------------

         The following summarizes the principal compensation received by our sole executive officer for the fiscal years indicated:

                                                                            LONG-TERM COMPENSATION
NAME &                                                  OTHER ANNUAL        COMMON STOCK UNDERLYING
PRINCIPAL POSITION   YEAR      SALARY     BONUS        COMPENSATION(A)         AWARDS OF OPTIONS
------------------   ----      ------     -----        ---------------         -----------------
John M. Gott          2004     $82,212    $  0         $13,768                   25,000
                      2003     $60,460    $  0         $11,734                   10,000
                      2002     $50,440    $  0         $  3,898                       0

---------------
(a)  Represents $4,195 in 2004, $3,768 in 2003 and $3,898 in 2002 for payments of medical insurance and $9,573 in 2004 and $7,966 in 2003 for personal use of a company-owned automobile.

         We currently provide directors with an annual grant of options, in an amount to be determined by the Board of Directors each year, to purchase shares of our common stock at fair market value on the date of grant.

         Stock Options. The following table contains information concerning stock options granted to our sole executive officer in 2004. Options become exercisable at the time or times determined by the Compensation Committee or the Board of Directors; the options shown below were immediately exercisable. All of the options shown below have purchase prices equal to the fair market value of our common stock on the date of grant.

------------------------------------------------------------------------------------------------------------
                    NUMBER OF SHARES OF
                        COMMON STOCK        PERCENT OF TOTAL OPTIONS
                     UNDERLYING OPTIONS      GRANTED TO EMPLOYEES IN     EXERCISE PRICE
NAME                      GRANTED                  FISCAL YEAR              PER SHAR       EXPIRATION DATE
------------------------------------------------------------------------------------------------------------
John M. Gott               25,000                     100%                    $2.21           4/12/2014
------------------------------------------------------------------------------------------------------------

         The following table sets forth the value of unexercised "in-the-money" options held by our sole executive officer on December 31, 2004 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options on December 31, 2004). Our sole executive officer did not exercise any options in 2004.

--------------------------------------------------------------------------------------
                      NO. OF SHARES UNDERLYING             VALUE OF UNEXERCISED
                   UNEXERCISED OPTIONS AT 12/31/04   IN-THE-MONEY OPTIONS AT 12/31/04
                            (EXERCISABLE/                      (EXERCISABLE/
NAME                       UNEXERCISABLE)                     UNEXERCISABLE)
--------------------------------------------------------------------------------------
John M. Gott                   35,000                             $33,950
--------------------------------------------------------------------------------------

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             ------------------------------------------------------------------
             RELATED STOCKHOLDER MATTERS.
             ----------------------------
-------------------------------------------------------------------------------

         The following table sets forth certain information as of February 24, 2005 with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of the outstanding shares of our common stock, by directors who own common stock and all officers and directors as a group:

                                                   NUMBER OF          PERCENT OF
NAME & ADDRESS                                       SHARES            CLASS(1)
----------------------------------------        ---------------      -----------

John M. Gott                                      8,893,699(2)            20.8%
1020 S. Pickwick
Springfield, MO  65804

Dell Furano                                         230,000(3)              *
8426 Skyline Drive
Los Angeles, CA  90046

R. Steven Hicks                                     500,000(4)            1.2%
600 Congress Ave., Suite 1400
Austin, TX  78701

Robert H. Luke                                       41,500(5)              *
4885 S. Rhett Road
Rogersville, MO  65742

Michael L. Maples                                    35,425(5)              *
12608 Howe Drive
Leawood, KS  66209

Richard L. Norton                                 2,851,022                6.7%
818 N. Forest
Springfield, MO  65802

Officers and Directors
as a Group (5 persons)                            9,700,624               22.2%

All such shares are owned directly by the named stockholders.
------------
*  Less than one percent
(1)  Based upon a total of 42,822,810 shares outstanding on February 24, 2005.
(2) Includes (a) an option to purchase 2,851,022 shares owned by Richard L. Norton for $.05 per share, or if lower, 50% of the 5-day average trading price; (b) an option to purchase 10,000 shares at $0.25 per share; and (c) an option to purchase 25,000 shares at $2.21 per share.
(3) Includes options to purchase 230,000 shares at $2.50 per share. (4) Includes options to purchase 500,000 shares at $2.50 per share.
(5) Includes options to purchase 10,000 shares at $0.25 per share, and options to purchase 25,000 shares at $2.21 per share.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
             -----------------------------------------------

         We entered into a lease agreement with Bull Creek Ranch LLC on December 4, 2004. Pursuant to the agreement, we agreed to lease approximately 150,000 square feet of property in Ozark, Missouri through February 28, 2010 at a base rent of $18,750 per month for the first twelve months and $28,125 thereafter, with adjustments and additional charges set forth in the agreement. The lease agreement also provided us with an option to purchase the property for $3,500,000, increasing by 5% for each year after the first year of the lease term. On February 3, 2004, we purchased the property for $3,500,000, pursuant to the option to purchase. As a result, the lease agreement terminated. John Gott, our President, Chief Executive Officer and a Director, is a manager of, and a member owning a 50% interest in, Bull Creek Ranch LLC. As a result, Mr. Gott had a material interest in the lease agreement and in our purchase of the property.

         Beginning in 2004, we have been paying $2,500 per month to Michael Maples, a member of our board of directors, to oversee the work by outside consultants performed in connection with our Sarbanes-Oxley Act compliance efforts.

         During 1999, certain receivables totaling $80,000 due to us from Mr. Gott and Richard Norton were paid by them through an assignment of certain equipment rental fees. The assigned fees had been due them individually for equipment owned by them and leased to non-affiliated third parties. We also received a commission from Messrs. Gott and Norton for handling the rentals and income over a period of three years on their behalf. As of December 31, 2004, Mr. Gott owed $512 to us.

                                     PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.
             --------------------------------

         Reports on Form 8-K. We filed the following Reports on Form 8-K during the fourth quarter of 2004 and to date in 2005:

Date                        Subject Matter
----                        --------------
December 17, 2004           Filing of consulting agreement with W. Curtis Hargis
                            Co. and lease agreement with Bull Creek Ranch, LLC

January 6, 2005             Filing of finder's fee agreement with The Shemano
                            Group, Inc., option agreement with Beth Broday, and certificate of designations for Convertible
                            Preferred Stock; announcement of completion of January 2005 private placement Series C Preferred
                            Stock and warrants for $15 million; filing of documents related to January 2005 private placement.

February 4, 2005            Filing of consulting agreements with New AV Ventures
                            LLC and 3CD Consulting, LLC, announcement of purchase of real estate, announcement of election of
                            R. Steven Hicks and Dell Furano as directors, and filing of amendment to bylaws.

March 3, 2005               Filing of a press release regarding our operating
                            results, on an unaudited basis, for the two months ended February 28, 2005

         Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

EXHIBIT                                                        WHERE LOCATED
-------                                                        -------------

Amendment and Restatement of Certificate of Incorporation      Exhibit 3(ii) to Registration Statement on
                                                               Form SB-2 filed August 15, 2000

Certificate of Designations, Convertible Preferred Stock       Exhibit 3.1 to Form 8-K filed January 6,
                                                               2005

Certificate of Designations, Series B Preferred Stock          Exhibit 4.1 to Form 10-QSB filed August 13, 2004

Certificate of Designation, Series C Preferred Stock           Exhibit 3.2 to Form 8-K filed January 6,
                                                               2005

By-Laws                                                        Exhibit 3(iii) to Registration Statement on Form SB-2
                                                               filed August 15, 2000

Amendment to By-Laws (Article VIII)                            Exhibit 3.4 to Annual Report on Form 10-KSB filed March
                                                               30, 2004

Amendment to By-Laws effective January 31, 2005                Exhibit 3.1 to Form 8-K filed February 4, 2005

Specimen Certificate of Common Stock                           Exhibit 4(i) to Amendment No. 1 to Registration Statement
                                                               on Form SB-2 filed December 1, 2000

Form of Class A Warrant                                        Exhibit 4(ii) to Registration Statement on Form SB-2 filed
                                                               August 15, 2000

Form of Class B Warrant                                        Exhibit 4(iii) to Registration Statement on Form SB-2
                                                               filed August 15, 2000

Form of Class C Warrant                                        Exhibit 4.2 to Form 10-QSB filed August 13, 2004

Commercial Property Lease Agreement between Scenic             Exhibit 10.1 to Form 10-QSB for quarter ended September
Properties, Inc., and SLS International, Inc., dated           30, 2003, filed November 11, 2003
September 1, 2003

Form of Distributor Agreement                                  Exhibit 10(iv) to Amendment No. 2 to
                                                               Registration Statement on Form SB-2 filed January 16, 2001

2000 Stock Purchase and Option Plan*                           Exhibit 99(i) to Registration Statement on Form SB-2 filed
                                                               August 15, 2000

Form of Option*                                                Exhibit 99(ii) to Registration Statement on Form SB-2
                                                               filed August 15, 2000

Settlement Agreement and General Release dated April 1,        Exhibit 10.20 to Form 10-KSB for year ended December 31, 2002,
2003 between McQuerterGroup and SLS International, Inc.        filed May 21, 2003

Option Agreement, dated as of May 19, 2003, between the        Exhibit 10.1 to Form 10-QSB for quarter ended June 30, 2003,
Company and Steerpike (Overseas) Ltd.                          filed August 14, 2003

Letter Agreement, dated as of May 19, 2003, between the        Exhibit 10.2 to Form 10-QSB for quarter ended June 30,  2003,
Company and Steerpike (Overseas) Ltd.                          filed August 14, 2003

Letter Agreement, dated as of May 19, 2003, between the        Exhibit 10.3 to Form 10-QSB for quarter ended June 30,
Company and Steerpike Inc.                                     2003, filed August 14, 2003

Letter Agreement, dated as of July 10, 2003, between the       Exhibit 10.4 to Form 10-QSB for quarter ended June 30, 2003,
Company and Alfred V. Greco PLLC, amending prior letter        filed August 14, 2003
agreement, dated July 17, 2002, concerning the settlement
of certain litigation between such parties


EXHIBIT                                                        WHERE LOCATED
-------                                                        -------------
Consulting Agreement, dated as of July 14, 2003, between       Exhibit 10.2 to Form 10-QSB for quarter ended September 30, 2003,
SLS International, Inc. and Atlantic Services Ltda.            filed November 11, 2003

Consulting Agreement, dated as of July 22, 2003, between       Exhibit 10.3 to Form 10-QSB for quarter ended September 30, 2003,
SLS Loudspeakers and Atlantic Services Ltda.                   filed November 11, 2003

Consulting Agreement, dated as of August 11, 2003, between     Exhibit 10.4 to Form 10-QSB for quarter ended September 30, 2003,
SLS International, Inc. and G. Ghecko Enterprises              filed November 11, 2003

Contract for Promotional Services, dated July 14, 2003,        Exhibit 10.5 to Form 10-QSB for quarter ended September 30, 2003,
between Ronald E. Gee and SLS International, Inc.              filed November 11, 2003

Contract for Promotional Services, dated August 5, 2003,       Exhibit 10.6 to Form 10-QSB for quarter ended September 30, 2003,
between Ronald E. Gee and SLS International, Inc.              filed November 11, 2003

Contract for Promotional Services, dated September 5, 2003,    Exhibit 10.7 to Form 10-QSB for quarter ended September 30, 2003,
between Ronald E. Gee and SLS International, Inc.              filed November 11, 2003

Consulting Agreement, dated as of August 11, 2003, between     Exhibit 10.8 to Form 10-QSB for quarter ended September 30, 2003,
SLS Loudspeakers and Berkshire International, LLC              filed November 11, 2003

Letter Agreement, dated August 29, 2003, between SLS           Exhibit 10.9 to Form 10-QSB for quarter ended September  30, 2003,
International and Art Malone, Jr.                              filed November 11, 2003

Consulting Agreement, dated August 21, 2003, between SLS       Exhibit 10.10 to Form 10-QSB for quarter ended September 30, 2003,
International, Inc. and Grant Galloway                         filed November 11, 2003

Agreement, dated July 31, 2003 between SLS International,      Exhibit 10.11 to Form 10-QSB for quarter ended September
Inc. and Wall Street Investor Relations Corp.                  30, 2003, filed November 11, 2003

30 Days Public Relations Services Contracts, dated July 23,    Exhibit 10.12 to Form 10-QSB for quarter ended September 30, 2003,
2003, between Fitzgerald Galloway Consulting and SLS           filed November 11, 2003 International, Inc.

Merger Agreement, dated March 12, 2004, among SLS              Exhibit 10.1 to Form 8-K filed March 17, 2004
International, Inc., Evenstar, Inc., Joel A. Butler, David
L. Butler, Patrick D. Butler, and Evenstar Mergersub, Inc.

Employment Agreement, dated March 12, 2004, between SLS        Exhibit 10.2 to Form 8-K filed March 17, 2004
International, Inc. and Joel A. Butler

Consulting Services Agreement, dated October 28, 2003,         Exhibit 10.41 to Annual Report on Form 10-KSB
between SLS International, Inc. and Zane Sellis                filed March 30, 2004

Consulting Services Agreement, dated November 6, 2003,         Exhibit 10.42 to Annual Report on Form 10-KSB
between SLS International, Inc. and George Iordanou            filed March 30, 2004

Consulting Services Agreement, dated November 10, 2003,        Exhibit 10.43 to Annual Report on Form 10-KSB
between SLS International, Inc. and William F. Fischbach       filed March 30, 2004

Consulting Services Agreement, dated November 20, 2003,        Exhibit 10.44 to Annual Report on Form 10-KSB
between SLS International, Inc. and Edward Decker              filed March 30, 2004

Consulting Services Agreement, dated November 20, 2003,        Exhibit 10.45 to Annual Report on Form 10-KSB
between SLS International, Inc. and Christopher Obssuth        filed March 30, 2004

Stipulation for Entry of Judgment and Mutual General Release   Exhibit 10.46 to Annual Report on Form 10-KSB
                                                               filed March 30, 2004
Stock Option Agreement, dated February 9, 2004, between SLS    Exhibit 10.1 to Quarterly Report on Form 10-QSB
International, Inc., and Ryan Schinman                         filed May 17, 2004

Letter Agreement, dated May 19, 2004, between SLS              Exhibit 10.2 to Quarterly Report on Form 10-QSB
International, Inc., and Kenny Securities Corp.                filed May 17, 2004

Promotion Agreement, dated June 2, 2004, between SLS           Exhibit 10.1 to Form 10-QSB filed August 13, 2004
International, Inc. and Global Drumz, Inc.


EXHIBIT                                                        WHERE LOCATED
-------                                                        -------------

Option Agreement, dated June 2, 2004, between SLS              Exhibit 10.2 to Form 10-QSB filed August 13, 2004
International, Inc. and Global Drumz, Inc.

Redeemable Warrant, dated June 2, 2004, issued by SLS          Exhibit 10.3 to Form 10-QSB filed August 13, 2004
International, Inc. in favor of Global Drumz, Inc.

Redeemable Warrant, dated March 23, 2004, issued by SLS        Exhibit 10.4 to Form 10-QSB filed August 13, 2004
International, Inc. in favor of Kenny Securities Corp.

Strategic Alliance Agreement Addendum, dated October 19,       Exhibit 10.1 to Form 10-QSB for quarter ended September 30, 2004,
2004, between Bohlender-Graebener Corporation and SLS          filed November 15, 2004 International, Inc.

Consulting Services Agreement, dated December 8, 2004,         Exhibit 10.1 to Form 8-K filed December 17, 2004
between SLS International, Inc. and W. Curtis Hargis, Co.

Lease Agreement, dated December 4, 2004, between Bull Creek    Exhibit 10.2 to Form 8-K filed December 17, 2004
Ranch LLC and SLS International, Inc.

Non-Exclusive Finder's Agreement, dated December 8, 2004,      Exhibit 10.1 to Form 8-K filed January 6, 2005
between SLS International, Inc. and The Shemano Group, Inc.

Option Agreement, dated as of May 19, 2003, between SLS        Exhibit 10.2 to Form 8-K filed January 6, 2005
International, Inc. and Beth Broday

Securities Purchase Agreement, dated January 3, 2005, among    Exhibit 10.3 to Form 8-K filed January 6, 2005
SLS International, Inc., Baystar Capital II, L.P., PSO
Trading IV, LLC, HFTP Investment L.L.C., and Royal Bank of
Canada

Registration Rights Agreement, dated January 3, 2005, among    Exhibit 10.4 to Form 8-K filed January 6, 2005
SLS International, Inc., Baystar Capital II, L.P., PSO
Trading IV, LLC, HFTP Investment L.L.C., and Royal Bank of
Canada

Warrant, dated January 4, 2005, issued to Baystar Capital      Exhibit 10.5 to Form 8-K filed January 6, 2005
II, L.P.

Warrant, dated January 4, 2005, issued to PSO Trading IV,      Exhibit 10.6 to Form 8-K filed January 6, 2005
LLC

Warrant, dated January 4, 2005, issued to HFTP Investment      Exhibit 10.7 to Form 8-K filed January 6, 2005
L.L.C.

Warrant, dated January 4, 2005, issued to Royal Bank of        Exhibit 10.8 to Form 8-K filed January 6, 2005
Canada

 Consulting Agreement, dated January 31, 2005, between SLS     Exhibit 10.1 to Form 8-K filed February 4, 2005
 International, Inc. and New AV Ventures, LLC

Consulting Agreement, dated January 31, 2005 and effective     Exhibit 10.2 to Form 8-K filed February 4, 2005
as of November 18, 2004, between SLS International, Inc.
and 3CD Consulting, LLC

List of Subsidiaries of SLS International, Inc.                Filed herewith

Consent of Weaver & Martin LLC Independent Certified Public    Filed herewith
Accountants

Consent Order of Missouri Securities Division and SLS          Exhibit 99(iv) to Post-Effective Amendment No. 1 filed May
International, Inc.                                            30, 2001

Promotional Shares Lock-In Agreement                           Exhibit 99(v) to Post-Effective Amendment No. 1 filed May
                                                               30, 2001

Modification to Consent Order of Missouri Securities           Exhibit 99.1 to Post-Effective Amendment No. 2 filed
Division and SLS International, Inc.                           February 9, 2004

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
             ---------------------------------------

         (1) Audit Fees - The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2004 and 2003 were $110,900 and $49,820, respectively.

         (2) Audit-Related Fees - There were no other audit-related fees billed by Weaver & Martin, LLC for the years ended December 31, 2004 and 2003.

         (3) Tax Fees - There were no tax fees billed by Weaver and Martin, LLC for the years ended December 31, 2004 and 2003.

         (4) All Other Fees - There were no other fees billed by Weaver & Martin, LLC for the years ended December 31, 2004 and 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SLS INTERNATIONAL, INC.

                                                     By  /s/ J. Gott
                                                         -----------------------
                                                         J. Gott
                                                         (President)
Date: March 28, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2005.

   Signature                                 Title
   ---------                                 -----
   /s/ J. Gott                     President, Chief Executive Officer, Chief
                                   Financial Officer and Director
                                   (Principal Executive Officer)

  /s/ R. S. Hicks                  Director

  /s/ R. Luke, Ph.D.               Director

  /s/ M. Maples                    Director


  /s/ J. Gott                      Chief Financial Officer
  ---------------------            (Principal Financial Officer)
    (J. Gott)

                                  EXHIBIT INDEX

Number        Exhibit                                               Where Located
------        -------                                               -------------
3.1           Amendment and Restatement of Certificate of           Exhibit 3(ii) to Registration Statement on
              Incorporation                                         Form SB-2 filed August 15, 2000

3.2           Certificate of Designations, Convertible Preferred    Exhibit 3.1 to Form 8-K filed January 6,
              Stock                                                 2005

3.3           Certificate of Designations, Series B Preferred       Exhibit 4.1 to Form 10-QSB filed August 13,
              Stock                                                 2004

3.4           Certificate of Designation, Series C Preferred        Exhibit 3.2 to Form 8-K filed January 6,
              Stock                                                 2005

3.5           By-Laws                                               Exhibit 3(iii) to Registration Statement on
                                                                    Form SB-2 filed August 15, 2000

3.6           Amendment to By-Laws (Article VIII)                   Exhibit 3.4 to Annual Report on Form 10-KSB
                                                                    filed March 30, 2004

3.7           Amendment to By-Laws effective January 31, 2005       Exhibit 3.1 to Form 8-K filed February 4, 2005

4.1           Specimen Certificate of Common Stock                  Exhibit 4(i) to Amendment No. 1 to
                                                                    Registration Statement on Form SB-2 filed
                                                                    December 1, 2000

4.2           Form of Class A Warrant                               Exhibit 4(ii) to Registration Statement on
                                                                    Form SB-2 filed August 15, 2000

4.3           Form of Class B Warrant                               Exhibit 4(iii) to Registration Statement on
                                                                    Form SB-2 filed August 15, 2000

4.4           Form of Class C Warrant                               Exhibit 4.2 to Form 10-QSB filed August 13,
                                                                    2004

10.1          Commercial Property Lease Agreement between Scenic    Exhibit 10.1 to Form 10-QSB for quarter ended
              Properties, Inc., and SLS International, Inc.,        September 30, 2003, filed November 11, 2003
              dated September 1, 2003
10.2          Form of Distributor Agreement                         Exhibit 10(iv) to Amendment No. 2 to
                                                                    Registration Statement on Form SB-2 filed
                                                                    January 16, 2001


Number        Exhibit                                               Where Located
------        -------                                               -------------

10.3          2000 Stock Purchase and Option Plan*                  Exhibit 99(i) to Registration Statement on
                                                                    Form SB-2 filed August 15, 2000

10.4          Form of Option*                                       Exhibit 99(ii) to Registration Statement on
                                                                    Form SB-2 filed August 15, 2000

10.5          Settlement Agreement and General Release dated        Exhibit 10.20 to Form 10-KSB for year ended
              April 1, 2003 between McQuerterGroup and SLS          December 31, 2002, filed May 21, 2003
              International, Inc.

10.6          Option Agreement, dated as of May 19, 2003,           Exhibit 10.1 to Form 10-QSB for quarter ended
              between the Company and Steerpike (Overseas) Ltd.     June 30, 2003, filed August 14, 2003

10.7          Letter Agreement, dated as of May 19, 2003,           Exhibit 10.2 to Form 10-QSB for quarter ended
              between the Company and Steerpike (Overseas) Ltd.     June 30, 2003, filed August 14, 2003

10.8          Letter Agreement, dated as of May 19, 2003,           Exhibit 10.3 to Form 10-QSB for quarter ended
              between the Company and Steerpike Inc.                June 30, 2003, filed August 14, 2003

10.9          Letter Agreement, dated as of July 10, 2003,          Exhibit 10.4 to Form 10-QSB for quarter ended
              between the Company and Alfred V. Greco PLLC,         June 30, 2003, filed August 14, 2003
              amending prior letter agreement, dated July 17,
              2002, concerning the settlement of certain
              litigation between such parties

10.10         Consulting Agreement, dated as of July 14, 2003,      Exhibit 10.2 to Form 10-QSB for quarter ended
              between SLS International, Inc. and Atlantic          September 30,2003, filed November 11, 2003 Services
              Ltda.

10.11         Consulting Agreement, dated as of July 22, 2003,      Exhibit 10.3 to Form 10-QSB for quarter ended
              between SLS Loudspeakers and Atlantic Services        September 30, 2003, filed November 11, 2003
              Ltda.

10.12         Consulting Agreement, dated as of August 11, 2003,    Exhibit 10.4 to Form 10-QSB for quarter ended
              between SLS International, Inc. and G. Ghecko         September 30, 2003, filed November 11, 2003
              Enterprises


Number        Exhibit                                               Where Located
------        -------                                               -------------
10.13         Contract for Promotional Services, dated July 14,     Exhibit 10.5 to Form 10-QSB for quarter ended
              2003, between Ronald E. Gee and SLS International,    September 30, 2003, filed November 11, 2003 Inc.

10.14         Contract for Promotional Services, dated August 5,    Exhibit 10.6 to Form 10-QSB for quarter ended
              2003, between Ronald E. Gee and SLS International,    September 30, 2003, filed November 11, 2003
              Inc.
10.15         Contract for Promotional Services, dated September    Exhibit 10.7 to Form 10-QSB for quarter ended
              5, 2003, between Ronald E. Gee and SLS                September 30, 2003, filed November 11, 2003
              International, Inc.

10.16         Consulting Agreement, dated as of August 11, 2003,    Exhibit 10.8 to Form 10-QSB for quarter ended
              between SLS Loudspeakers and Berkshire                September 30, 2003, filed November 11, 2003
              International, LLC

10.17         Letter Agreement, dated August 29, 2003, between      Exhibit 10.9 to Form 10-QSB for quarter ended
              SLS International and Art Malone, Jr.                 September 30, 2003, filed November 11, 2003

10.18         Consulting Agreement, dated August 21, 2003,          Exhibit 10.10 to Form 10-QSB for quarter ended
              between SLS International, Inc. and Grant Galloway    September 30, 2003, filed November 11, 2003

10.19         Agreement, dated July 31, 2003 between SLS            Exhibit 10.11 to Form 10-QSB for quarter ended
              International, Inc. and Wall Street Investor          September 30, 2003, filed November 11, 2003
              Relations Corp.

10.20         30 Days Public Relations Services Contracts, dated    Exhibit 10.12 to Form 10-QSB for quarter ended
              July 23, 2003, between Fitzgerald Galloway            September 30, 2003, filed November 11, 2003
              Consulting and SLS International, Inc.

10.21         Merger Agreement, dated March 12, 2004, among SLS     Exhibit 10.1 to Form 8-K filed March 17, 2004
              International, Inc., Evenstar, Inc., Joel A.
              Butler, David L. Butler, Patrick D. Butler, and
              Evenstar Mergersub, Inc.

10.22         Employment Agreement, dated March 12, 2004,           Exhibit 10.2 to Form 8-K filed March 17, 2004
              between SLS International, Inc. and Joel A. Butler

10.23         Consulting Services Agreement, dated October 28,      Exhibit 10.41 to Annual Report on Form 10-KSB
              2003, between SLS International, Inc. and Zane        filed March 30, 2004
              Sellis

10.24         Consulting Services Agreement, dated November 6,      Exhibit 10.42 to Annual Report on Form 10-KSB
              2003, between SLS International, Inc. and George      filed March 30, 2004
              Iordanou

10.25         Consulting Services Agreement, dated November 10,     Exhibit 10.43 to Annual Report on Form 10-KSB
              2003, between SLS International, Inc. and William     filed March 30, 2004
              F. Fischbach

10.26         Consulting Services Agreement, dated November 20,     Exhibit 10.44 to Annual Report on Form 10-KSB
              2003, between SLS International, Inc. and Edward      filed March 30, 2004
              Decker

10.27         Consulting Services Agreement, dated November 20,     Exhibit 10.45 to Annual Report on Form 10-KSB
              2003, between SLS International, Inc. and             filed March 30, 2004
              Christopher Obssuth

10.28         Stipulation for Entry of Judgment and Mutual          Exhibit 10.46 to Annual Report on Form 10-KSB
              General Release                                       filed March 30, 2004

10.29         Stock Option Agreement, dated February 9, 2004,       Exhibit 10.1 to Quarterly Report on Form
              between SLS International, Inc., and Ryan Schinman    10-QSB filed May 17, 2004

10.30         Letter Agreement, dated May 19, 2004, between SLS     Exhibit 10.2 to Quarterly Report on Form
              International, Inc., and Kenny Securities Corp.       10-QSB filed May 17, 2004

10.31         Promotion Agreement, dated June 2, 2004, between      Exhibit 10.1 to Form 10-QSB filed August 13,
              SLS International, Inc. and Global Drumz, Inc.        2004

10.32         Option Agreement, dated June 2, 2004, between SLS     Exhibit 10.2 to Form 10-QSB filed August 13,
              International, Inc. and Global Drumz, Inc.            2004


Number        Exhibit                                               Where Located
------        -------                                               -------------
10.33         Redeemable Warrant, dated June 2, 2004, issued by     Exhibit 10.3 to Form 10-QSB filed August 13,
              SLS International, Inc. in favor of Global Drumz,     2004
              Inc.

10.34         Redeemable Warrant, dated March 23, 2004, issued      Exhibit 10.4 to Form 10-QSB filed August 13,
              by SLS International, Inc. in favor of Kenny          2004
              Securities Corp.

10.35         Strategic Alliance Agreement Addendum, dated          Exhibit 10.1 to Form 10-QSB for quarter ended
              October 19, 2004, between Bohlender-Graebener         September 30, 2004, filed November 15, 2004
              Corporation and SLS International, Inc.

10.36         Consulting Services Agreement, dated December 8,      Exhibit 10.1 to Form 8-K filed December 17,
              2004, between SLS International, Inc. and W.          2004
              Curtis Hargis, Co.

10.37         Lease Agreement, dated December 4, 2004, between      Exhibit 10.2 to Form 8-K filed December 17,
              Bull Creek Ranch LLC and SLS International, Inc.      2004

10.38         Non-Exclusive Finder's Agreement, dated December      Exhibit 10.1 to Form 8-K filed January 6, 2005
              8, 2004, between SLS International, Inc. and The
              Shemano Group, Inc.

10.39         Option Agreement, dated as of May 19, 2003,           Exhibit 10.2 to Form 8-K filed January 6, 2005
              between SLS International, Inc. and Beth Broday

10.40         Securities Purchase Agreement, dated January 3,       Exhibit 10.3 to Form 8-K filed January 6, 2005
              2005, among SLS International, Inc., Baystar
              Capital II, L.P., PSO Trading IV, LLC, HFTP
              Investment L.L.C., and Royal Bank of Canada

10.41         Registration Rights Agreement, dated January 3,       Exhibit 10.4 to Form 8-K filed January 6, 2005
              2005, among SLS International, Inc., Baystar
              Capital II, L.P., PSO Trading IV, LLC, HFTP
              Investment L.L.C., and Royal Bank of Canada

10.42         Warrant, dated January 4, 2005, issued to Baystar     Exhibit 10.5 to Form 8-K filed January 6, 2005
              Capital II, L.P.

10.43         Warrant, dated January 4, 2005, issued to PSO         Exhibit 10.6 to Form 8-K filed January 6, 2005
              Trading IV, LLC

10.44         Warrant, dated January 4, 2005, issued to HFTP        Exhibit 10.7 to Form 8-K filed January 6, 2005
              Investment L.L.C.

10.45         Warrant, dated January 4, 2005, issued to Royal       Exhibit 10.8 to Form 8-K filed January 6, 2005
              Bank of Canada

10.46          Consulting Agreement, dated January 31, 2005,        Exhibit 10.1 to Form 8-K filed February 4, 2005
               between SLS International, Inc. and New AV
               Ventures, LLC

10.47         Consulting Agreement, dated January 31, 2005 and      Exhibit 10.2 to Form 8-K filed February 4, 2005
              effective as of November 18, 2004, between SLS
              International, Inc. and 3CD Consulting, LLC

21            List of Subsidiaries of SLS International, Inc.       Filed herewith

23            Consent of Weaver & Martin LLC Independent            Filed herewith.
              Certified Public Accountants

99.1          Consent Order of Missouri Securities Division and     Exhibit 99(iv) to Post-Effective Amendment No.
              SLS International, Inc.                               1 filed May 30, 2001

99.2          Promotional Shares Lock-In Agreement                  Exhibit 99(v) to Post-Effective Amendment No.
                                                                    1 filed May 30, 2001

99.3          Modification to Consent Order of Missouri             Exhibit 99.1 to Post-Effective Amendment No. 2
              Securities Division and SLS International, Inc.       filed February 9, 2004

SLS INTERNATIONAL, INC.
DECEMBER 31, 2004



Report of Independent Registered Public Accounting Firm             F-1

Consolidated Balance Sheet                                          F-2

Consolidated Statement of Operations                                F-3

Consolidated Statement of Shareholders' Deficit                     F-4

Consolidated Statement of Cash Flows                                F-5

Consolidated Statement of Valuation and Qualifying Accounts         F-6

Notes to Consolidated Financial Statements                          F-7

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STOCKHOLDERS AND DIRECTORS
SLS INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheet of SLS International, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' deficit, cash flows, and valuation and qualifying accounts for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SLS International, Inc. as of December 31, 2004 and 2003 and the results of its operations, cash flows, and valuation and qualifying accounts for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.


WEAVER & MARTIN, LLC
Kansas City, Missouri
March 3, 2005

SLS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

                                                                        December 31,    December 31,
                                                                            2004            2003
                                                                        ------------    ------------

Assets
Current assets:
     Cash                                                               $ 10,712,858    $  1,482,786
     Accounts receivable, less allowance for doubtful accounts of
       $45,000 as of December 31, 2004 and 2003                              271,429         277,665
     Inventory                                                             1,908,588         590,297
     Deposits - inventory                                                     50,000              --
     Deposits - merger                                                       100,000              --
     Prepaid expenses and other current assets                               192,817           6,850
                                                                        ------------    ------------
                Total current assets                                      13,235,692       2,357,598
                                                                        ------------    ------------

Fixed assets:
     Vehicles                                                                 51,949          73,376
     Equipment                                                               234,805         159,212
     Leasehold improvements                                                  245,681         175,621
                                                                        ------------    ------------
                                                                             532,435         408,209
Less accumulated depreciation                                                105,131          88,016
                                                                        ------------    ------------
                Net fixed assets                                             427,304         320,193
                                                                        ------------    ------------
                                                                        $ 13,662,996    $  2,677,791
                                                                        ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt and notes payable             $     29,101    $     28,946
     Accounts payable                                                        346,980         357,287
     Accrued liabilities                                                     630,503          26,138
                                                                        ------------    ------------
                Total current liabilities                                  1,006,584         412,371
                                                                        ------------    ------------
Notes payable, less current maturities                                        10,951          15,931
                                                                        ------------    ------------

Commitments and contingencies:
Shareholders' equity:
     Preferred stock, Series A, $.001 par, 2,000,000 shares
       authorized; 346,873 and 1,545,300 shares issued as of
       December 31, 2004 and December 31, 2003                                   347           1,545
     Preferred stock, Series B, $.001 par, 1,000,000 shares
       authorized; 196,050 and 0 shares issued as of
       December 31, 2004 and December 31, 2003                                   196              --
     Deposits on Preferred stock, Series C                                 8,849,420              --
     Discount on preferred stock                                                  --      (1,886,576)
     Contributed capital - preferred                                       6,776,665       7,411,585
     Common stock, $.001 par; 75,000,000 shares authorized;
       41,751,080 shares and 28,230,180 shares issued as of
       December 31, 2004 and December 31, 2003                                41,752          28,231
     Common stock not issued but owed to buyers; 300,000 and
       183,000 shares at December 31, 2004 and December 31, 2003                 300             183
     Contributed capital - common                                         21,882,091       8,319,286
     Unamortized cost of stock issued for services                        (1,363,973)       (781,204)
     Retained deficit                                                    (23,541,337)    (10,843,561)
                                                                        ------------    ------------
                Total shareholders' equity                                12,645,461       2,249,489
                                                                        ------------    ------------
                                                                        $ 13,662,996    $  2,677,791
                                                                        ============    ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements

SLS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                  2004            2003            2002
                                              ------------    ------------    ------------

Revenue                                       $  2,040,575    $    968,245    $    790,582

Cost of sales                                    1,507,353         601,213         537,243
                                              ------------    ------------    ------------
Gross profit                                       533,222         367,032         253,339

General and administrative expenses              9,179,555       4,492,237       2,468,565
                                              ------------    ------------    ------------
Loss  from  operations                          (8,646,333)     (4,125,205)     (2,215,226)

Other income (expense):
      Interest expense                              (1,907)        (39,170)        (33,306)
      Interest and miscellaneous, net               48,341         185,034           6,207
                                              ------------    ------------    ------------
                                                    46,434         145,864         (27,099)
                                              ------------    ------------    ------------
Loss before income tax                          (8,599,899)     (3,979,341)     (2,242,325)

Income tax provision                                    --              --              --
                                              ------------    ------------    ------------
Net loss                                        (8,599,899)     (3,979,341)     (2,242,325)
                                              ------------    ------------    ------------

Deemed dividend associated with
   beneficial conversion of preferred stock     (4,097,877)     (1,798,438)       (552,100)
                                              ------------    ------------    ------------

Net loss availiable to common shareholders    $(12,697,776)   $ (5,777,779)   $ (2,794,425)
                                              ============    ============    ============


Basic and diluted loss per share              $      (0.38)   $      (0.23)   $      (0.14)
                                              ============    ============    ============

Weighted average shares outstanding             33,072,988      25,496,816      20,446,711
                                              ============    ============    ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

SLS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                              Preferred Stock,  Preferred Stock,
                                                 Series A         Series B
                                            ------------------------------------
                                                                                 Deposit on    Discount on    Contributed
                                              Shares   Amount   Shares   Amount  Preferred C    Preferred    Capital-Pref
                                            --------- ----------------   ------  -----------   -----------   ------------

 Balance, January 1, 2002                     102,000      102      --    $  --  $        --   $  (166,694)      446,298
 Net loss for the year                             --       --      --       --           --            --            --
 Sales of preferred stock                     315,000      315      --       --           --            --       787,185
 Beneficial conversion of preferred                --       --      --       --     (618,700)      618,700            --
 Preferred discount amortization                   --       --      --       --           --       552,100            --
 Stock issued from prior period sales              --       --      --       --           --            --            --
 Conversion of preferred to common           (102,000)    (102)     --       --           --            --            --
 Sales of common stock                             --       --      --       --           --            --            --
 Common stock issued for services                  --       --      --       --           --            --            --
 Options issued for services                       --       --      --       --           --            --            --
 Services paid for on behalf of company            --       --      --       --           --            --            --
 Amortization of stock issued for services         --       --      --       --           --            --            --
 Common stock warrants exercised                   --       --      --       --           --            --            --
                                           ---------- --------    ----    -----  -----------   -----------     ---------
 Balance, December 31, 2002                   315,000      315      --    $  --           --      (233,294)    1,852,183
                                           ---------- --------    ----    -----  -----------   -----------     ---------

 Net loss for the year                             --       --      --      --            --            --            --
 Sales of preferred stock                   1,468,300    1,468      --      --            --            --     3,669,282
 Beneficial conversion of preferred                --       --      --      --    (3,451,720)    3,451,720            --
 Preferred discount amortization                   --       --      --      --            --     1,798,438            --
 Stock issued from prior period sales              --       --      --      --            --            --            --
 Conversion of preferred to                  (238,000)    (238)     --      --            --            --    (1,561,760)
 Common stock issued for services                  --       --      --      --            --            --            --
 Options issued to employees & directors           --       --      --      --            --            --            --
 Options issued for services                       --       --      --      --            --            --            --
 Options exercised for common stock                --       --      --      --            --            --            --
 Amortization of stock issued for services         --       --      --      --            --            --            --
 Conversion of "A" warrants for services           --       --      --      --            --            --            --
 Common stock  warrants exercised                  --       --      --      --            --            --            --
 Other                                             --       --      --      --            --            --           160
                                           ---------- --------    ----   -----   -----------  ------------   -----------
 Balance, December 31, 2003                 1,545,300    1,545      --   $  --            --   (1,886,576)     7,411,585
                                           ========== ======== =======   =====   ===========  ===========    ===========

 Net loss for the year                            --        --      --      --            --           --             --
 Sales of preferred stock with C Warrants         --        -- 272,100     272            --           --      4,828,418
 Beneficial conversion of preferred               --        --      --      --            --   (2,211,300)     2,211,300
 Preferred discount amortization                  --        --      --      --            --    4,097,876             --
 Stock issued from prior period sales             --        --      --      --            --           --             --
 Conversion of preferred to common        (1,200,600)   (1,200)(76,050)    (76)           --           --     (7,674,594)
 Common stock issued for services                 --        --      --      --            --           --             --
 Options issued to directors                      --        --      --      --            --           --             --
 Options issued for services                      --        --      --      --            --           --             --
 Deposit on Series C preferred stock              --        --      --      --     8,849,420           --             --
 Amortization of stock issued for services        --        --      --      --            --           --             --
 Common stock cancelled                           --        --      --      --            --           --             --
 Common stock warrants exercised                  --        --      --      --            --           --             --
 Common stock issued Evenstar acquisition         --        --      --      --            --           --             --
 Other                                         2,173         2      --      --            --           --            (44)
                                           ---------- --------    ----   -----   -----------  -----------    -----------
 Balance, December 31, 2004                   346,873      347 196,050   $ 196   $ 8,849,420           --     $6,776,665
                                           ========== ======== =======   =====   ===========  ===========    ===========

[RESTUB]

                                                 Common Stock                            Unamortized
                                               ---------------------------------------- cost of stock
                                                                  Amount    Contributed    issued       Retained
                                               Shares    Amount  Unissued      Capital   for service     Deficit      Total
                                              ---------   -------------------------  -------------     -----------  ---------

 Balance, January 1, 2002                     19,059,52  $19,020  $   40   $ 1,710,425   $        --   $(2,271,357    (262,166)
 Net loss for the year                               --       --      --            --            --    (2,242,325  (2,242,325)
 Sales of preferred stock                            --       --      --            --            --            --     787,500
 Beneficial conversion of preferred                  --       --      --            --            --            --          --
 Preferred discount amortization                     --       --      --            --            --      (552,100)         --
 Stock issued from prior period sales                40      (40)     --            --            --            --
 Conversion of preferred to common                   --       --   1,020          (918)           --            --          --
 Sales of common stock                          100,000      100     200        29,700            --            --      30,000
 Common stock issued for services             2,195,000    2,195      --     1,071,755    (1,073,950)           --          --
 Options issued for services                         --       --      --       426,164      (426,164)           --          --
 Services paid for on behalf of company              --       --  99,099       (99,099)           --            --
 Amortization of stock issued for services           --       --      --     1,074,229            --     1,074,229
 Common stock warrants exercised                 99,000       99       2        50,399            --            --      50,500
                                             ----------  -------  ------   -----------    ----------   -----------  ----------
 Balance, December 31, 2002                  21,453,528   21,454   1,222     3,386,624      (524,984)   (5,065,782    (562,262)
                                             ----------  -------  ------   -----------    ----------   -----------  ----------

 Net loss for the year                               --       --      --            --            --    (3,979,341) (3,979,341)
 Sales of preferred stock                            --       --      --            --            --            --   3,670,750
 Beneficial conversion of preferred                  --       --      --            --            --            --
 Preferred discount amortization                     --       --      --            --            --    (1,798,438)         --
 Stock issued from prior period sales         1,220,000    1,220  (1,220)           --            --            --          --
 Conversion of preferred to                   2,380,000    2,380       --    1,559,618            --            --          --
 Common stock issued for services               720,452      720       --      912,316      (913,036)           --          --
 Options issued to employees & directors             --       --   23,134           --            --        23,134
 Options issued for services                         --       --       --    1,142,432            --            --   1,142,432
 Options exercised for common stock              79,000       79      181       64,740            --            --      65,000
 Amortization of stock issued for services           --       --       --           --       656,816            --     656,816
 Conversion of "A" warrants for services        394,600      395       --      199,605            --            --     200,000
 Common stock  warrants exercised             1,982,600    1,983       --    1,030,817            --            --   1,032,800
 Other                                               --       --       --           --            --            --         160
                                            ------- ---  -------  -------  -----------   -----------  ------------  ----------
 Balance, December 31, 2003                  28,230,18$   28,231      183  $8,319,286    $  (781,204) $(10,843,561) $2,249,489
                                             ==========  =======  =======  ===========   ===========  ============  ==========

 Net loss for the year                               --       --       --           --            --    (8,599,899  (8,599,899)
 Sales of preferred stock with C Warrants            --       --       --      273,560            --            --   5,102,250
 Beneficial conversion of preferred                  --       --       --           --            --            --          --
 Preferred discount amortization                     --       --       --           --            --    (4,097,876)         --
 Stock issued from prior period sales           183,000      183     (183)          --            --            --          --
 Conversion of preferred to common           12,766,500   12,767       --    7,663,103            --            --          --
 Common stock issued for services                    --       --      300      479,700      (480,000)           --          --
 Options issued to directors                         --       --       --       87,786            --            --      87,786
 Options issued for services                         --       --       --    4,019,027      (814,781)           --   3,204,246
 Deposit on Series C preferred stock                 --       --       --           --            --            --   8,849,420
 Amortization of stock issued for services           --       --       --           --       712,012            --     712,012
 Common stock cancelled                        (100,000)    (100)      --          100            --            --          --
 Common stock warrants exercised                328,400      328       --      178,872            --            --     179,200
 Common stock issued Evenstar acquisition       300,000      300       --      860,700            --            --     861,000
 Other                                           43,000       43       --          (43)           --            (1)        (43)
                                            ------- ---  -------  -------  -----------   -----------  ------------  ----------
 Balance, December 31, 2004                   41,751,08  $41,752   $ 300   $21,882,091   $(1,363,973   (23,541,331) $2,645,461
                                            ===========  =======  =======  ===========   ===========  ============  ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

SLS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                    --------------------------------------------
                                                                        2004            2003            2002
                                                                    ------------    ------------    ------------
Operating activities:
     Net loss                                                       $ (8,599,899)   $ (3,979,341)   $ (2,242,325)
     Adjustments to reconcile net income to cash flows
       from operating activities:
        Depreciation and amortization                                     51,183          24,755          15,018
        Amortization of cost of stock issued for services                712,012         856,816       1,074,229
        Expense of stock options granted for services                  3,293,987       1,165,566              --
        Gain on sale of fixed assets                                     (11,000)             --          (5,900)
        Goodwill impairment charge                                     1,148,502              --              --
     Change in assets and liabilities:
        Accounts receivable, less allowance for doubtful accounts          6,236        (112,641)        (95,839)
        Inventory                                                     (1,318,291)       (328,724)        (10,575)
        Deposits - inventory                                             (50,000)             --
        Prepaid expenses and other current assets                       (185,967)             86          (4,855)
        Accounts payable                                                 (10,307)        (60,162)        220,616
        Due to shareholders                                                   --         (23,193)         (8,693)
        Accrued liabilities                                              604,365        (144,759)        103,868
                                                                    ------------    ------------    ------------

        Cash used in operating activities                             (4,359,179)     (2,601,597)       (954,456)
                                                                    ------------    ------------    ------------

Investing activities:
     Proceeds from sale of fixed assets                                   11,000              --           5,900
     Additions of fixed assets                                          (158,294)       (318,724)         (4,353)
                                                                    ------------    ------------    ------------

        Cash provided by (used in) investing activities                 (147,294)       (318,724)          1,547
                                                                    ------------    ------------    ------------

Financing activities:
     Sale of stock, net of expenses                                    5,291,950       4,768,550         868,000
     Acquistion of subsidiary                                           (400,000)             --              --
     Deposit received on Preferred C Series, net of expenses           8,849,420              --              --
     Borrowing on notes payable                                             --            21,461          55,000
     Repayments of notes payable                                          (4,825)       (391,144)        (14,241)
                                                                    ------------    ------------    ------------

        Cash provided by financing activities                         13,736,545       4,398,867         908,759
                                                                    ------------    ------------    ------------

Increase (decrease) in cash                                            9,230,072       1,478,546         (44,150)
Cash, beginning of period                                              1,482,786           4,240          48,390
                                                                    ------------    ------------    ------------

Cash, end of period                                                 $ 10,712,858    $  1,482,786    $      4,240
                                                                    ============    ============    ============


Supplemental cash flow information:
     Interest paid                                                  $        157    $     43,345    $      6,766
     Income taxes paid (refunded)                                             --              --              --

Noncash investing activities:
     Stock issued and options granted for services                  $  3,293,987    $  2,278,602    $  1,599,213
     Conversion of notes payable                                              --              --          50,000




                   The accompanying notes are an integral part of these consolidated financial statements.

SLS INTERNATIONAL, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                          Additions
                                             Balance at   charged to
                                             beginning     costs and                Balances at
                                              of year      expenses    deductions   end of year
                                             ----------   ----------   ----------   ----------
Year ended December 31, 2002
      Allowance for doubtful accounts        $       --   $  132,396   $     --     $  132,396
      Income tax valuation allowance            763,800      359,900         --      1,123,700

Year ended December 31, 2003
      Allowance for doubtful accounts           132,396           --     87,396         45,000
      Income tax valuation allowance          1,123,700      741,200         --      1,864,900

Year ended December 31, 2004
      Allowance for doubtful accounts            45,000           --         --         45,000
      Income tax valuation allowance          1,864,900    1,382,440         --      3,247,340


                   The accompanying notes are an integral part of these consolidated financial statements.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

         INVENTORIES:
             Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of finished goods, raw materials and parts. Included in inventory at December 31, 2004 is $116,987 of finished goods consigned to sales representatives and dealers.

         FIXED ASSETS:
             Fixed assets are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. The lives used for items within each property classification range from 5 to 10 years.

             Maintenance and repairs are charged to expense as incurred.

             Depreciation expense was $51,183, $24,755, and $15,018 in the years ended December 31, 2004, 2003, and 2002.

         CONCENTRATION OF CREDIT RISK:
             The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in major banks and financial institutions. From time to time, the Company's cash deposited with banks exceeded the FDIC insurance limit of $100,000. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas, however most are in the same industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of December 31, 2004 and 2003, approximately 30% and 26%, respectively, of the Company's net accounts receivable balance was due from three customers.

         RESEARCH AND DEVELOPMENT:
              Research and development costs relating to both present and future products are expensed when incurred and included in operating expenses. Research and development costs were $77,065, $31,435 and $22,095 for the years ended December 31, 2004, 2003 and 2002.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         ADVERTISING AND PROMOTIONAL EXPENSES:
              Advertising and promotional expenses are charged to operations in the period incurred. Advertising and promotion expenses were $414,337, $150,713, and $42,209 for the years ended December 31,
              2004, 2003, and 2002.

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

         LONG-LIVED ASSETS:
             Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company determined that as of December 31, 2004, there had been no impairment in the carrying value of long-lived assets.

         GOODWILL AND OTHER INTANGIBLE ASSETS:
             Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise, as required by SFAS No. 142. As of December 31, 2004 and 2003 the Company had no goodwill or other intangible assets. See Note 7, Acquisitions, for goodwill impairment expense during 2004. There was no goodwill impairment expense recorded during 2003.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS:
             In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has completed the process of evaluating the Interpretation and believes its adoption will not have a material impact on its financial position or results of operations.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The Company anticipates that the effect of adopting this statement will not have a material effect on the financial statements.

         STOCK-BASED COMPENSATION:
             The Company accounts for its stock and options issued for services by non-employees based on the market value of the stock at the date of the agreement and the market value of the options as determined by the Black-Scholes pricing model. The cost is amortized to expense over the life of the agreement to provide services. The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. During 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, effective as of the beginning of the year. There had been no previous granting of options to employees and therefore this adoption had no effect on previous financial statements. See Note 12 for details of employee stock options issued during the years ended December 31, 2004 and 2003.

         INCOME TAXES:

             Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to the enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company expects to realize.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         RECLASSIFICATIONS
             Certain amounts in the financial statements for the prior period have been reclassified to conform to the current period's presentation.

2.  LONG TERM DEBT AND NOTES PAYABLE
         Long term debt and notes payable consists of the following at December 31, 2004 and 2003:

                                                        December 31,
                                                       2004      2003
                                                     -------   -------
         Notes payable to an individual, interest
         rate of 7% uncollateralized, principal
         due September of 2005                       $25,000   $25,000

         Equipment note, payments in monthly
         installments of $407 beginning Oct. 2003,
         ending Sept. 2008. Interest at 5.16%         15,052    19,877
                                                     -------   -------
                                                      40,052    44,877
         Less current portion                         29,101    28,946
                                                     -------   -------
         Long-term portion                           $10,951   $15,931
                                                     =======   =======

         The aggregate principal amounts due in the future are as follows:
         $29,101 in 2005, $4,374 in 2006, $4,605 in 2007, and $1,972 in 2008.

         Interest expense accrued on long-term debt was $1,907 and $5,763 in the years ended December 31, 2004 and 2003.

3.  COMMITMENTS
         Rent expense for operating leases was approximately $98,943, $62,150 and $56,400 for the years ended December 31, 2004, 2003 and 2002. The current lease expired on August 31, 2004. There are no future minimum lease commitments under this lease.

         In December of 2004, the Company signed a lease for a new facility that it plans to move into in the second quarter of 2005. In February of 2005, the Company exercised its option to purchase the building (Note
         13). As of December 31, 2004, the future minimum lease commitment through the purchase date was $18,750 for January of 2005.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

4.  INCOME TAXES
         The Company does not have an income tax provision in 2004, 2003 and 2002. The Company has loss carryforwards of approximately $9,551,000 expiring from 2011 to 2018.

         Deferred tax is comprised of the following:

         Non-current asset:           2004           2003           2002
                                   -----------    -----------    -----------
         Net operating loss        $ 3,247,340    $ 1,864,900    $ 1,123,700
         Valuation allowance        (3,247,340)    (1,864,900)    (1,123,700)
                                   -----------    -----------    -----------
         Total deferred tax, net            --             --             --
                                   ===========    ===========    ===========

         A percent reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                              2004     2003     2002
                                             ------   ------   ------
         Statutory federal income tax rate   (34.0%)  (34.0%)  (34.0%)
         Non deductible expense               18.2%    15.3%    17.0%
         Change in valuation allowance        15.8%    18.7%    17.0%
                                             -----    -----    -----
         Effective tax rate                    0.0%     0.0%     0.0%
                                             =====    =====    =====

5.  RELATED PARTY TRANSACTIONS
         The Company rents equipment owned by a shareholder for a rental fee. In 2004, 2003 and 2002, the Company collected $0, $0, and $1,740 in rent for the shareholder. Company revenue from the rental totaled approximately $0, $0 and $174 for the years ended December 31, 2004, 2003 and 2002.

         On January 18, 2002, the Company borrowed $5,000 from a friend of the President of the Company. The note is a demand note and bears interest at 7%. Monthly interest payments totaling $175 and $322 were paid in the years ended December 31, 2003 and 2002. The note was repaid in full on June 17, 2003. The note balance on December 31, 2003 and 2004 was $0.

         On November 13, 2002, the Company borrowed $50,000 from a friend of the President of the Company. The note is a demand note and bears interest at 10%. Monthly interest payments totaling $2,500 and $444 were paid in the years ended December 31, 2003 and 2002. The note was repaid in full on July 18, 2003. The note balance on December 31, 2003 and 2004 was $0.

         On November 20, 2002 the Company sold a truck to an officer and shareholder for $5,900. The truck's cost was $16,351 and had been fully depreciated. The transaction is reflected in the December 31, 2002 financial statements as a gain from sale of assets of $5,900.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        There was an amount due from a shareholder of $511 as of December 21, 2004 and 2003. There was an amount due to a shareholder of $23,193 as of December 31, 2002. Amounts owed by or to shareholders to the Company are charged against or credited to interest.

        In December of 2004, the Company entered into a real estate lease with a company 50% owned by the President of the Company (Note 13). The lease contained an option to purchase the building for $3,500,000. In February of 2005, the Company exercised the option and purchased the building. The Company paid rent of $18,750 for January of 2005 before the purchase occurred.

6.  MAJOR CUSTOMERS AND SUPPLIERS
         In 2004, the Company received approximately 22% of its revenue from five customers with the largest customer accounting for 6% of total revenue. The Company purchased approximately 49% of the cost of sales from five vendors with the largest vendor accounting for 15% of total cost of sales.

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

7.  ACQUISITIONS
         In February of 2004, the Company entered into an agreement with the owners of SA Sound B.V. and SA Sound USA, Inc. giving the Company an option to acquire said companies at any time prior to February 27, 2004 for a purchase price of 370,000 euros, approximately $467,000. The Company paid 50,000 euros, approximately $63,000 for this option. The option agreement entitled the Company to a refund of the option price if the due diligence performed by the Company disclosed any material adverse facts about said companies. After completion of the due diligence, the Company determined not to exercise the option to purchase and has asserted its right to a refund of the option price. The sellers are challenging the return of the option price. $109,165 has been recorded as acquisitions expense in the year ended December 31, 2004 in relation to the option price and related legal fees for this acquisition attempt.

         In March of 2004, the Company completed a merger with Evenstar, Inc. into a newly formed, wholly owned subsidiary. In exchange for said merger, the Company paid $300,000 in cash and issued 300,000 shares of common stock to the seller. Based on market value of the common stock on the date of closing and the cash given, the total acquisition price was $1,161,000. Simultaneously with the merger, the Company hired the seller as director of its electronics division. Evenstar, Inc had virtually no assets

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         other than patents, valued at $12,498, and has not shown any revenue for the two years previous to the merger. The excess of the purchase price over the cost of the patents was recorded as goodwill in the first quarter of 2004. Simultaneously, the Company recorded a charge for impairment of goodwill of the same amount. Impairment charges relating to this merger were $1,148,502 for the year ended December 31, 2004.

         In April of 2004, the Company entered into a strategic alliance agreement with Bohlender-Graebener Corporation (BG). The Company paid BG $100,000 on April 2, 2004 for this agreement. This amount is recorded on the financial statements as deposits - merger. The agreement term is for one year and can be extended for any length of time after the first year by mutual agreement between BG and the Company. During the term of the agreement BG is required to work with the Company, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG was not permitted to solicit any offer to purchase BG, and was not permitted to respond to any unsolicited offer. In addition to the above, BG granted the Company exclusive sales and marketing rights to certain BG products and the Company has committed to purchase certain minimum quantities of various BG products at agreed-upon prices. In the event no agreement to merge the companies on mutually acceptable terms can be reached before termination of the agreement, BG will be entitled to keep the $100,000 cash payment as consideration for its performance under the agreement. In October of 2004, the Company agreed to pay BG an additional $100,000 as prepayment of future inventory purchases and BG agreed to extend certain terms of the agreement by six months. As of December 31, 2004, the Company has paid BG $50,000 of this amount and it is recorded in these financial statements as deposits - inventory.

8.  STOCKHOLDERS' EQUITY
       In 2001, the Company sold 4,000,000 shares of common stock for $1,000,000 in a public offering. Included with the purchase of the shares was a Class A warrant and a Class B warrant. The Class A warrants expired on August 5, 2004 and were exercisable at a price of $0.50 per share. The Class B warrants had an initial term of 2 years after exercise of the attached Class A warrant and were exercisable at a price of $3.00 per share. The B warrants expired on August 5, 2004. The warrants were detachable from the common stock but were not separable from each other until the Class A warrant was exercised.

       Year ended December 31, 2002:

       In 2002, 101,000 Class A warrants were exercised for 101,000 shares of common stock for a total of $50,500. As of December 31, 2003, 2,000 shares had not been issued and were thereby shown in these financial statements as stock not issued but owed to buyers. These shares were issued in 2004. 3,111,000 Class A warrants were

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


       outstanding as of December 31, 2002. No Class B warrants have been exercised as of December 31, 2002.

       In 2002, the Company sold 315,000 shares of preferred stock, series A, for $787,500. The shares were issued in the year ended December 31, 2003. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $618,700 relating to the beneficial conversion feature was recorded which is amortized over a one year period beginning with the date the shareholders purchased their shares. As of December 31, 2002, $576,806 has been amortized to retained earnings. At December 31, 2002, the unamortized discount on preferred shares was $233,294.

       In the fourth quarter of 2002, 102,000 shares of preferred stock, series A, were converted to 1,020,000 shares of common stock.

       In January of 2002, an agreement was signed with Office Radio Network for consulting services to be performed from January 5, 2002 to January 5, 2003. As compensation for consulting services, the Company gave Office Radio Network $15,000 and issued 150,000 shares of common stock. The shares of common stock were issued on November 19, 2002. Using the market value on the date the agreement was signed, the shares were valued at $111,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense was amortized over the one-year period of the agreement. Consulting expense relating to this agreement was $109,612 and $1,388 for the years ended December 31, 2002 and 2003.

       In January of 2002, three agreements were signed for consulting services to be performed. The agreements paid 300,000 shares to the consultants in exchange for $3,000, an executed note receivable for $27,000, and services to be rendered. Using the market value on the date the agreements were signed, the shares were valued at $237,000. Value of the shares over consideration given was $207,000 and was recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. In 2003, $18,000 on the note receivable was received and a valuation allowance of $9,000 has been used to offset the resulting note receivable from the transaction and therefore $0 was reflected in the asset section of the balance sheet for the note receivables as of December 31, 2003. The expense was amortized over a one-year period. Consulting expense relating to these agreements was $198,210 and $8,790 for the years ended December 31, 2002 and 2003. In 2004, one of the consultants filed suit against the Company. The suit was settled whereby the former consultant returned 100,000 shares of common stock for cancellation in exchange for forgiveness of the $9,000 note receivable and $250,000 paid in March and April of 2004. This settlement was expensed as consulting expense in the year ended December 31, 2004.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       In April of 2002, an agreement was signed with The Equitable Group, LLC for consulting services to be performed from March 26, 2002 to September 26, 2002. As compensation for consulting services, the Company agreed to issue up to 600,000 shares of common stock, of which 100,000 were nonrefundable, to the consultant. The Company issued 100,000 shares on April 9, 2002. Using the market value on the date the agreement was signed, the 100,000 shares were valued at $51,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock given for services. On May 2, 2002, the Company terminated the agreement. Upon termination of the agreement all unamortized costs were amortized as consulting expense. Consulting expense relating to this agreement was $51,000 for the year ended December 31, 2002.

       In April of 2002, an agreement was signed with Muir, Crane, & Co. for consulting services to be performed April 2, 2002 to April 2, 2003. As compensation for consulting services the Company agreed to pay a retainer of $4,000 per month and issue 200,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $95,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $95,000 for the year ended December 31, 2002. Due to the cancellation of the agreement, the consultant sued the Company and in February of 2004 was paid $35,000 to settle the case. The $35,000 has been recorded as consulting expense in the year ended December 31, 2004.

       In April of 2002, an agreement was signed with Sam Hamra for consulting services to be performed April 18, 2002 to April 18, 2003. As compensation for consulting services the Company agreed to issue 70,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $39,200 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. As compensation, Mr. Hamra was also issued options to purchase 100,000 shares of preferred stock at a strike price of $2.50 per share. This preferred stock was convertible into 1,000,000 shares of common stock after a period of one year. The options expired when the preferred stock offering closed on July 31, 2003. Using the Black-Scholes pricing model, the options were valued at $311,222 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. At December 31, 2002, the consulting agreement had been terminated and all costs were amortized. Consulting expense relating to this agreement was $350,517 for the year ended December 31, 2002.

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

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       three months of the agreement. Consulting expense relating to this agreement was $155,000 for the year ended December 31, 2002.

       In August of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed August 15, 2002 to August 15, 2003. As compensation for consulting services the Company agreed to issue 125,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $43,750 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense was amortized over the one-year period of the agreement. Consulting expense relating to this agreement was $16,625 and $27,125 for the years ended December 31, 2002 and 2003.

       In September of 2002, an agreement was signed with Art Malone, Jr. for consulting services to be performed September 10, 2002 to March 10, 2003. As compensation for consulting services the Company agreed to issue 250,000 shares of common stock upon signing of the agreement and another 250,000 shares upon the consummation or signing of a celebrity brought directly or indirectly by Mr. Malone as an endorser. Only 250,000 shares were issued pursuant to this agreement. Using the market value on the date the agreement was signed, the shares were valued at $60,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense was amortized over the six-month period of the agreement. Consulting expense relating to this agreement was $37,200 and $22,800 for the years ended December 31, 2002 and 2003.

       In October of 2002, an agreement was signed with Patrick Armstrong of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. Using the market value on the date the agreement was signed, the shares were valued at $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs were amortized over the one-year period of the agreement. Consulting expense relating to this agreement was $17,010 and $79,461 for the years ended December 31, 2002 and 2003.

       In October of 2002, an agreement was signed with Larry Stessel of Titan Entertainment Group for consulting services to be performed November 5, 2002 to November 5, 2003. As compensation for consulting services the Company agreed to issue 100,000 shares of common stock and 250,000 options for 250,000 shares of common stock. The options have a strike price of $.30 and expire ten years from date of issuance. Using the market value on the date the agreement was signed, the shares were valued at

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       $39,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $57,471 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. All costs were amortized over the one-year period of the agreement. Consulting expense relating to this agreement was $17,010 and $79,461 for the years ended December 31, 2002 and 2003.

       In December of 2002, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed December 2, 2002 to June 2, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock and the president of the Company agreed to issue 300,000 options to purchase 300,000 shares of common stock owned by him personally. The options have a strike price of $.05 and expire 30 days after the lock-up period ends on the President's shares. Using the market value on the date the agreement was signed, the shares were valued at $114,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Using the Black-Scholes pricing model, the options were valued at $99,099 and recorded as a credit to additional paid in capital - common stock and a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost was amortized over the six-month period of the agreement. Consulting expense relating to this agreement was $21,807 and $191,292 for the years ended December 31, 2002 and 2003.

       In December 2002, an agreement was signed with Worldwide Financial Marketing, Inc. for consulting services to be performed December 15, 2002 to December 15, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $120,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost was amortized over the one-year period of the agreement. Consulting expense relating to this agreement was $5,333 and $114,667 for the years ended December 31, 2002 and 2003.

       Year ended December 31, 2003:

       In 2003, 1,966,000 Class A warrants were exercised for 1,966,000 shares of common stock for a total of $983,000. Also in 2003, 394,600 Class A warrants were exercised for 394,600 shares of common stock for services rendered. As of December 31, 2003, 2,000 shares had not been issued and are thereby shown in these financial statements as stock not issued but owed to buyers. These shares were issued in 2004.

       In 2003, 16,600 Class B warrants were exercised for 16,600 shares of common stock for a total of $49,800.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       In 2003, 260,000 options were exercised for 260,000 shares of common stock for a total of $65,000. As of December 31, 2003, 181,000 shares had not been issued and were thereby shown in the financial statements as stock not issued but owed to buyers. These shares were issued in 2004.

       In 2003, the Company sold 1,468,300 shares of preferred stock, series A, for $3,670,750. The preferred stock offering closed on July 31, 2003. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $3,451,720 relating to the beneficial conversion feature was recorded which was amortized over a one-year period beginning with the date the shareholders purchased their shares. As of December 31, 2004, 2003 and 2002, $1,886,576, $1,798,438 and $576,806 has been amortized to retained earnings.

       During 2003, 238,000 shares of preferred stock, series A, were converted to 2,380,000 shares of common stock.

       In February 2003, an agreement was signed with Tom Puccio for consulting services to be performed February 15, 2003 to August 25, 2003. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $93,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost was amortized over the six-month period of the agreement. Consulting expense relating to this agreement was $93,000 for the year ended December 31, 2003.

       In July 2003, the Company entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants 1,100,000 options in exchange for future endorsements of SLS products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options will be recorded over the two-year period of the agreement beginning July 31, 2003 and ending July 31, 2005. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two-year period. Consulting expense relating to this agreement was $1,027,985 and $1,142,432 for the years ended December 31, 2004 and 2003. Expenses to be recorded in the year December 31, 2005 are unknown at this time because they are partly based on the market price over the year. As of December 31, 2004 approximately 1,047,000 of the 1,100,000 options have been earned and expensed.

       In October 2003, an agreement was signed with Zane Sellis for consulting services to be performed October 28, 2003 to October 28, 2005. As compensation for consulting services the Company agreed to issue 3,226 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $5,162 and recorded as a debit in the equity section of the balance sheet as unamortized cost

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       of stock issued for services. The cost will be amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $2,580 and $453 for the years ended December 31, 2004 and 2003. On December 31, 2004 there was $2,129 remaining in unamortized stock issued for services for this agreement.

       In November 2003, an agreement was signed with George Iordanou for consulting services to be performed November 6, 2003 to November 6, 2005. As compensation for consulting services the Company agreed to issue 3,226 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $4,774 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $2,388 and $360 for the years ended December 31, 2004 and 2003. On December 31, 2004 there was $2,027 remaining in unamortized stock issued for services for this agreement.

       In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for consulting services the Company agreed to issue 400,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $260,000 and $36,329 for the years ended December 31, 2004 and 2003. On December 31, 2004 there was $483,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 or each year based on the previous year's performance levels. No options were issued on January 1, 2004 or 2005 under this agreement. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of December 31, 2004, no cash fee has been earned, paid, or accrued.

       In November 2003, an agreement was signed with Edward Decker for consulting services to be performed November 20, 2003 to November 20, 2005. As compensation for consulting services the Company agreed to issue 7,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $15,050 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $7,524 and $845 for the years ended December 31, 2004 and 2003. On December 31, 2004 there was $6,681 remaining in unamortized stock issued for services for this agreement.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       In November 2003, an agreement was signed with Christoper Obssuth for consulting services to be performed November 20, 2003 to November 20, 2005. As compensation for consulting services the Company agreed to issue 7,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $15,050 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $7,524 and $845 for the years ended December 31, 2004 and 2003. On December 31, 2004 there was $6,681 remaining in unamortized stock issued for services for this agreement.

       Year ended December 31, 2004:

       In 2004, 322,400 Class A warrants were exercised for 322,400 shares of common stock for a total of $161,200. All of the remaining Class A warrants expired on August 5, 2004.

       In 2004, 6,000 Class B warrants were exercised for 6,000 shares of common stock for a total of $18,000. All of the remaining Class B warrants expired on August 5, 2004.

       In 2004, no Class C warrants were exercised. As of December 31, 2004, 3,721,000 Class C warrants are outstanding.

       In 2004, no options were exercised for shares of common stock.

       In 2004, 1,200,600 shares of preferred stock, series A, were converted to 12,006,000 shares of common stock.

       In 2004, 100,000 shares of common stock were returned to the Company and cancelled as part of a lawsuit settlement.

       In 2004, 300,000 shares of common stock were issued for the merger with Evenstar, Inc. See Note 7.

       In 2004, the Company commenced an offering of Series B preferred stock and sold 272,100 shares of preferred stock, series B, for $5,102,250, net of expenses. This preferred stock contains a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock six months after buying the shares. Attached to each preferred share is ten Class C warrants. Each Class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. If the average closing market price for our common stock is equal to or greater than $10.50 for a period of 30 days, then such warrants are capable of being repurchased with a 30-day notice, at a price of $.001 per warrant. A discount on preferred shares of $2,211,300 relating to the beneficial conversion feature was recorded and was amortized over the six-month period beginning with the date the

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       shareholders purchased their shares. As of December 31, 2004, $2,211,300 has been amortized to retained earnings. At December 31, 2004, the unamortized discount on preferred shares was $0.

       In 2004, 76,050 shares of preferred stock, series B, were converted to 760,500 shares of common stock.

       In February of 2004, an agreement was signed with Ryan Schinman for consulting services to be performed indefinitely. As compensation for consulting services the Company agreed to issue 50,000 options on the date of signing and 10,000 options per month thereafter. The options have a term of ten years and a strike price equal to the market price on their grant date. The strike price for the options granted in 2004 ranges from $1.45 to $3.10. Using the Black-Scholes pricing model, the options were valued at $215,600 and recorded as a consulting expense for the year ended December 31, 2004.

       In June 2004, the Company entered into an endorsement / consulting agreement with the recording artist Quincy Jones through Global Drumz, Inc. The Company made a cash payment of $250,000 to Global Drumz, Inc. on the date of the agreement. Pursuant to the agreement, the Company granted options to purchase 1,000,000 shares of its common stock in exchange for future endorsements of its products and various other consulting services. The option has a strike price of $2.00 and is exercisable for a period of five years. The Company also issued 1,000,000 Class C warrants, with a five-year term, for 1,000,000 additional shares of common stock at an exercise price of $7.00 per share. In the event that the closing price of its common stock does not exceed $7.00 per share for a period of five consecutive business days during the period commencing on June 2, 2004 and ending on the expiration of the term of the options, the Company shall pay additional compensation of $250,000. Expense associated with the options was recorded over the six-month vesting period of the agreement. The options and warrants automatically vest as to 50% of the stock covered thereby upon the effective date of the agreement and as to one-sixth of the remaining stock covered thereby monthly thereafter. Expense was recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the six-month period. Consulting expense relating to this agreement was $1,658,888 for the year ended December 31, 2004.

       In October of 2004, an agreement was signed with Atlantic Services, Ltd., a foreign corporation based in Costa Rica, for consulting services to be performed October 15, 2004 to January 15, 2005. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. As of December 31, 2004 these shares have not been issued and are therefore listed in these financial statements as common stock not issued but owed to buyers. Using the market value on the date the agreement was signed, the shares were valued at $480,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense is amortized over the three-month period of the agreement. Consulting

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       expense relating to this agreement was $400,000 for the year ended December 31, 2004. On December 31, 2004, there was $80,000 remaining in unamortized cost of stock issued for services for this agreement.

       In February of 2005, an agreement was signed with 3CD Consulting, LLC for consulting services to be performed November 18, 2004 to November 17, 2007. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock. The options have a term of 3 years and a strike price of $2. Using the Black-Scholes pricing model, the options were valued at $814,781 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $31,996 for the year ended December 31, 2004. On December 31, 2004, there was $782,785 remaining in unamortized cost of stock issued for services for this agreement.

9.  UNAMORTIZED COST OF STOCK AND OPTIONS ISSUED FOR SERVICES
        As detailed in Note 8, during the years ended December 31, 2004, 2003 and 2002, the Company issued or agreed to issue 3,815,452 shares of common stock, granted 2,500,000 options for common stock, and 100,000 options for preferred stock as part of consulting agreements that were to be expensed over various time periods. The value of stock issued and options granted totaled $1,294,781, $913,036 and $1,599,213 for the years ended December 31, 2004, 2003 and 2002. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the years ended December 31, 2004, 2003 and 2002, $712,012, $656,816 and
        $1,074,229 were amortized into consulting expense. Unamortized cost of stock issued for services was $781,204 as of December 31, 2003, and $1,363,974 as of December 31, 2004.

10.  CONSULTING AND INVESTOR RELATIONS SERVICES
        Consulting and investor relation services expense was $4,982,014, $3,104,153, and $1,303,770 for the years ended December 31, 2004, 2003, and 2002. Consulting and investor relation expenses incurred in 2004, 2003, and 2002 are detailed below:

        Consulting expenses relating to stock issued for consulting agreements was $712,012, $656,816, and $1,074,229 (See Note 8) in the years ended
        December 31, 2004, 2003, and 2002 and relating to options issued for consulting agreements was $3,467,254, $1,142,432, and $0 (See Note 8) for the years ended December 31, 2004, 2003, and 2002.

        Included in consulting expense for the year ended December 31, 2004 is $250,000 paid to Global Drumz, Inc as part of an agreement signed in June of 2004 (See Note 8).

        Included in consulting expense for the year ended December 31, 2004 is $250,000 paid in settlement of a lawsuit brought by a former consultant (See Note 8).

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

        Various individuals and corporations performed consulting services and investor relation services for the Company during the years ended December 31, 2004, 2003, and 2002 and were paid $352,748, $548,035, and
        $229,541.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

11.  STOCK OPTIONS
        In 2002, the Company granted 500,000 options for common stock as part of consulting agreements detailed in Note 8. In 2003, the Company issued 1,100,000 options for common stock as part of consulting agreements as detailed in Note 8 and 145,000 employee options as detailed in Note 12. In 2004, the Company issued 2,285,000 options for common stock as part of consulting agreements as detailed in Note 8 and 75,000 employee options as detailed in Note 12. The following table summarizes the options granted and assumptions used in determining their value, using the Black-Scholes pricing model:

                                                       2002         2003            2004
                                                  -----------    -----------   ------------
        Dividend Yield                                     0%             0%             0%
        Weighted Average Expected Stock Volatility        29%        146.60%         31.01%
        Weighted Average Risk Free Interest Rate        2.70%          3.46%          3.47%
        Expected Option Lives                     6 months to        5 years   3 to 5 years
                                                     10 years
        Value of Options Granted                     $426,164    $1,142,432*    $3,484,352**

        *Only options earned in 2003 are valued here. Options to be earned in 2004 and 2005 have not been valued as they will be valued on the date they are earned. See Note 8.

        **Only options earned in 2004 are valued here. Total value includes some options issued in 2003 that were not valued until the date they were earned. Options to be earned in 2005 have not been valued as they will be valued on the date they are earned. See Note 8.

                      Options                   2002        Weighted        2003         Weighted       2004       Weighted
                                                            Average                      Average                    Average
                                             ------------ ------------- -------------- ------------- ------------ ------------
        Outstanding at beginning of year              --       $    --        500,000        $  .30    1,485,000       $  .27

        Granted                                  500,000          0.30      1,245,000          0.25    2,360,000         2.04

        Exercised                                     --            --        260,000          0.25           --

        Expired                                       --            --             --            --           --
                                             ------------ ------------- -------------- ------------- ------------ ------------

        Outstanding at end of year               500,000       $  0.30      1,485,000        $ 0.27    3,845,000       $ 1.26
                                             ============ ============= ============== ============= ============ ============

12. EMPLOYEE STOCK OPTIONS
        During the year ended December 31, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective as of the beginning of the year. There had been no previous grants of options to employees and therefore this adoption has no effect on financial statements prior to 2003. There were no employee stock options in any year prior to 2003.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

        The following table summarizes the options granted in 2003 and assumptions used in determining their value, using the Black-Scholes pricing model:

              Dividend Yield                                             0%
              Weighted Average Expected Stock Volatility              52.5%
              Weighted Average Risk Free Interest Rate                4.04%
              Expected Option Lives                                10 years
              Value of Options Granted                              $23,134


                                       Options             2003       Weighted
                                       -------                         Average
                                                         -------       --------
                  Outstanding at beginning of year            --           --

                  Granted                                145,000       $ 0.25

                  Exercised                                   --           --

                  Expired                                     --           --
                                                         -------       ------


                  Outstanding at end of year             145,000       $ 0.25
                                                         =======       ======

        The board of directors approved 75,000 options for directors in the year ended December 31, 2004. The options vested immediately. 25,000 options were approved for each of three board members for their roles as directors of the company. Using the Black-Scholes pricing model, in accordance with the fair value recognition provision of FASB Statement No. 123, the options were valued at $87,786 and recorded as compensation expense in the year ended December 31, 2004.

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       The following table summarizes the options granted in 2004 and assumptions used in determining their value, using the Black-Scholes pricing model:

              Dividend Yield                                     0%
              Weighted Average Expected Stock Volatility     32.36%
              Weighted Average Risk Free Interest Rate        4.53%
              Expected Option Lives                        10 years
              Value of Options Granted                      $87,786


                                       Options             2004       Weighted
                                       -------                         Average
                                                         -------       --------
                  Outstanding at beginning of year       145,000       $ 0.25

                  Granted                                 75,000         2.21

                  Exercised                                   --           --

                  Expired                                     --           --
                                                         -------       ------


                  Outstanding at end of year             220,000       $ 0.92
                                                         =======       ======

13. SUBSEQUENT EVENTS
        From January 1 to February 24, 2005, 104,173 shares of preferred stock, series A, were converted into 1,041,730 shares of common stock.

        From January 1 to February 24, 2005, 3,000 shares of preferred stock, series B, were converted into 30,000 shares of common stock.

        In January of 2005, the Company appointed two new directors to its board of directors.

        In January of 2005, the Company issued 830,000 options to two new directors of the Company. The options have a term of five years and a strike price of $2.50.

        In January of 2005, an agreement was signed with New AV Ventures, LLC
        (AV) for consulting services to be performed January 31, 2005 to January 31, 2010. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. As of February 24, 2005 no stock had been issued in relation to this agreement. The Company also agreed to give AV a percentage of future sales to certain vendors and one option to purchase one share of common stock for each $100 of sales to vendors generated by AV provided that AV shall not be entitled to receive in excess of 700,000 options. The options will have a term of five years and have a strike

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


        price equal to the average price of the Company's common stock for the five trading days immediately prior to January 1 of the following year.

        In December of 2004, the Company entered into a lease with a company 50% owned by the President of the Company. The lease contained an option to purchase the building for $3,500,000. In February of 2005, the Company exercised the option and purchased the building. The Company paid rent of $18,750 for January of 2005 before the purchase was finalized.

        In January of 2005, the Company completed a private placement of 15,000 shares of its Series C Preferred stock for an aggregate purchase price of $15,000,000. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert each share of preferred to 400 shares of common stock one year after buying the shares and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. Attached to each preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. The Company received $10,000,000 of the aggregate purchase price in December of 2004 prior to the closing of the placement. The remaining $5,000,000 was received in January of 2005. Expenses related to the placement were $1,150,581 in December of 2004 and $446,271 in January of 2005. The amount received in 2004 has been offset by the expenses incurred in 2004 and recorded on these financial statements as deposits on Series C preferred stock in the amount of $8,849,420 as of December 31, 2004. Expenses in 2004, associated with the offering, are legal costs of $132,558 and expenses related to a finder's fee. The finder was compensated 6% of the gross offering funds received, $600,000, and 40,000 warrants for every $1,000,000 raised in the offering. For 2004, the finder received 400,000 warrants, which were valued at $418,023. Expenses in 2005, associated with the offering, are legal costs of $37,260, a finder's fee of $300,000, and 200,000 warrants for the finder valued at $209,011.

        In 2005, the Company intends to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. During such period, the registration statement that the Company filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include the Company's most recent audited financial statements. As a result, the former warrant holders may be entitled to rescind their purchases and the Company has decided to make the rescission offer. Once made, the rescission offer is open for 30 days. The rescission offer would require the Company to purchase warrants back at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the years ended December 31, 2004 and 2003 has been made for the rescission offer. The

SLS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


        current market price is below the $3.00 exercise price of the Class B warrants. Only 16,600 Class B warrants were issued in the period, so any effect of the rescission offer would be immaterial to these financial statements, therefore, no adjustment has been made. If all warrant holders accepted the rescission offer, the Company would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect on these financial statements.

        From 2001 to 2003, we sold shares of our Convertible Preferred Stock, which is reflected in these financial statements as our Series A Preferred Stock. The Company recently discovered that the certificate of designation for the Convertible Preferred Stock had not been filed, and the Company made such filing in December of 2004. The delay in filing the certificate of designation may have resulted in the shares of Convertible Preferred Stock not being validly issued. The Company is making an assessment of the effects of the delay and will determine what actions it will take, if any, to remedy the effects of the delay. As of December 31, 2004, there were 346,873 shares outstanding. All other convertible preferred stock has been converted to common stock on a 10-to-1 basis, at a conversion price of $0.25 per share. Because the current stock price is well above the conversion price, no adjustments to these financial statements have been recorded for this.