Form 10-Q
period 2005-03-31
SLS INTERNATIONAL INC
filed 2005-05-16
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the Quarterly Period Ended March 31, 2005 or

|_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


             For the Transition Period from _________ to ___________


                        Commission File Number: 333-43770


                             SLS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                                52-2258371
          ------------------------             ---------------------------------
          (State of Incorporation)             (IRS Employer Identification No.)



       1650 W. Jackson Ozark, Missouri                     65721
  ----------------------------------------               ----------
  (Address of Principal Executive Offices)               (Zip Code)


         Issuer's Telephone Number, Including Area Code: (417) 883-4549


                      3119 S. Scenic, Springfield, MO 65807
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  |X| No  |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes  |_| No  |X|

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. N/A
     Yes |_| No |_|

On May 11, 2005, 43,432,810 shares of SLS International, Inc. common stock were outstanding.

                             SLS INTERNATIONAL, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                               1
         Condensed Consolidated Statements of Operations                    2
         Condensed Consolidated Statement of Cash Flows                     3
         Notes to Condensed Consolidated Financial Statements               4
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

Item 4. Controls and Procedures                                            14


                           PART II. OTHER INFORMATION

Item 6.  Exhibits                                                          15
Signature                                                                  16

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.
        ---------------------


                            SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       March 31,        December 31,
                                                                                         2005              2004
                                                                                     ------------      ------------
                                                                                     (unaudited)        (audited)
Assets
Current assets:
      Cash                                                                           $  4,814,195      $ 10,712,858
      Certificates of deposit                                                           4,000,000                --
      Accounts receivable, less allowance for doubtful accounts of
        $45,000 as of March 31, 2005 and December 31, 2004                                362,822           271,429
      Inventory                                                                         2,063,503         1,908,588
      Deposits - inventory                                                                126,461            50,000
      Deposits - merger                                                                        --           100,000
      Prepaid expenses and other current assets                                           101,440           192,817
                                                                                     ------------      ------------
                    Total current assets                                               11,468,421        13,235,692
                                                                                     ------------      ------------
Fixed assets:
      Building                                                                          3,500,240                --
      Vehicles                                                                            255,044            51,949
      Equipment                                                                           234,805           234,805
      Leasehold improvements                                                              245,681           245,681
      Construction in progress                                                            320,508                --
                                                                                     ------------      ------------
                                                                                        4,556,278           532,435
Less accumulated depreciation                                                             141,472           105,131
                                                                                     ------------      ------------
                    Net fixed assets                                                    4,414,806           427,304
                                                                                     ------------      ------------
                                                                                     $ 15,883,227      $ 13,662,996
                                                                                     ============      ============
Liabilities and Shareholders' Equity
Current liabilities:
      Current maturities of long-term debt and notes payable                         $     29,101      $     29,101
      Accounts payable                                                                    192,776           346,980
      Accrued liabilities                                                                  36,224           630,503
                                                                                     ------------      ------------
                    Total current liabilities                                             258,101         1,006,584
                                                                                     ------------      ------------
Notes payable, less current maturities                                                      9,732            10,951
                                                                                     ------------      ------------
Commitments and contingencies:
Shareholders' equity:
      Preferred stock, Series A, $.001 par, 2,000,000 shares
        authorized; 233,700 and 346,873 shares issued as of
        March 31, 2005 and December 31, 2004                                                  234               347
      Preferred stock, Series B, $.001 par, 1,000,000 shares
        authorized; 193,050 and 196,050 shares issued as of
        March 31, 2005 and December 31, 2004                                                  193               196
      Preferred stock, Series C, $.001 par, 25,000 shares
        authorized; 14,450 and no shares issued as of
        March 31, 2005 and December 31, 2004                                                   14                --
      Deposits on Preferred stock, Series C                                                    --         8,849,420
      Contributed capital - preferred                                                  20,626,936         6,776,665
      Common stock, $.001 par; 75,000,000 shares authorized;
        43,032,810 shares and 41,751,080 shares issued as of
        March 31, 2005 and December 31, 2004                                               43,034            41,752
      Common stock not issued but owed; 703,071 and
        300,000 shares at March 31, 2005 and December 31, 2004                                703               300
      Contributed capital - common                                                     26,215,610        21,882,091
      Unamortized cost of stock issued for services                                    (1,830,070)       (1,363,973)
      Retained deficit                                                                (29,441,261)      (23,541,337)
                                                                                     ------------      ------------
                    Total shareholders' equity                                         15,615,394        12,645,461
                                                                                     ------------      ------------
                                                                                     $ 15,883,227      $ 13,662,996
                                                                                     ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      For the Three Months
                                                         Ended March 31,
                                                ------------------------------
                                                    2005              2004
                                                ------------      ------------
Revenue                                         $    824,720      $    420,916

Cost of sales                                        486,162           252,916
                                                ------------      ------------
Gross profit                                         338,558           168,000

General and administrative expenses                3,032,430         2,956,689
                                                ------------      ------------
Loss  from  operations                            (2,693,872)       (2,788,689)

Other income (expense):
      Interest expense                                  (438)             (505)
      Interest and miscellaneous, net                 48,176             5,376
                                                ------------      ------------
                                                      47,739             4,871
                                                ------------      ------------
Loss before income tax                            (2,646,133)       (2,783,818)

Income tax provision                                      --                --
                                                ------------      ------------
Net loss                                          (2,646,133)       (2,783,818)
                                                ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock       (3,246,112)         (971,477)
Dividend - preferred series C                         (7,678)               --
                                                ------------      ------------
Net loss availiable to common shareholders      $ (5,899,923)     $ (3,755,295)
                                                ============      ============

Basic and diluted loss per share                $      (0.14)     $      (0.13)
                                                ============      ============
Weighted average shares outstanding               42,697,378        28,743,930
                                                ============      ============



























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the Three Months
                                                                                  Ended March 31,
                                                                         ------------------------------
                                                                             2005              2004
                                                                         ------------      ------------
Operating activities:
      Net loss                                                           $ (2,646,133)     $ (2,783,818)
      Adjustments to reconcile net income to cash flows
        from operating activities:
           Depreciation and amortization                                       36,341            10,823
           Amortization of cost of stock issued for services                  253,903            70,005
           Expense of stock & options granted for services                    871,175           718,088
           Goodwill impairment charge                                              --         1,148,502
      Change in assets and liabilities:
           Accounts receivable, less allowance for doubtful accounts          (91,393)           43,298
           Inventory                                                         (154,915)         (258,068)
           Deposits - inventory                                               (76,461)               --
           Deposits - merger                                                  100,000                --
           Prepaid expenses and other current assets                           91,376                --
           Accounts payable                                                  (154,204)          (53,483)
           Accrued liabilities                                               (594,278)               90
                                                                         ------------      ------------

           Cash used in operating activities                               (2,364,589)       (1,104,563)
                                                                         ------------      ------------

Investing activities:
      Investment in certificates of deposit                                (4,000,000)               --
      Additions of fixed assets                                            (4,023,843)          (56,743)
                                                                         ------------      ------------

           Cash provided by (used in) investing activities                 (8,023,843)          (56,743)
                                                                         ------------      ------------

Financing activities:
      Sale of stock, net of expenses                                        4,490,988         2,671,850
      Acquistion of subsidiary                                                     --          (300,000)
      Borrowing on notes payable                                                   --                --
      Repayments of notes payable                                              (1,219)             (888)
                                                                         ------------      ------------

           Cash provided by financing activities                            4,489,769         2,370,962
                                                                         ------------      ------------

Increase (decrease) in cash                                                (5,898,663)        1,209,656
Cash, beginning of period                                                  10,712,858         1,482,786
                                                                         ------------      ------------

Cash, end of period                                                      $  4,814,195      $  2,692,442
                                                                         ============      ============


Supplemental cash flow information:
      Interest paid                                                      $        438      $         --
      Income taxes paid (refunded)                                                 --                --
      Dividend -preferred series C paid in common stock                         7,678                --

Noncash investing activities:
      Stock issued and options granted for services                      $    871,175      $    718,088


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements at March 31, 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2005 and results of operations and cash flows for the three months ended March 31, 2005. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - NOTES PAYABLE

       At December 31, 2004 and March 31, 2005, there is a note payable to an individual in the amount of $25,000. This note bears interest of 7% and is due in September 2005. There is also a note payable for equipment in the amount of $15,052 and $13,833 as of December 31, 2004 and March 31, 2005, respectively. This note bears interest of 5.16% and matures in September of 2008. Interest expense for the year ended December 31, 2004 and the quarter ended March 31, 2005 was $1,907 and $438 respectively.

NOTE 3 - STOCK TRANSACTIONS

       In July 2003, we entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants 1,100,000 options in exchange for future endorsements of our products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options will be recorded over the two-year period of the agreement beginning July 31, 2003 and ending July 31, 2005. Expense will be recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two-year period. Consulting expense relating to this agreement was $75,260 for the quarter ended March 31, 2005. As of March 31, 2005 approximately 1,081,850 of the 1,100,000 options have been earned and expensed. Expenses to be recorded in the remaining quarters of the year ended December 31, 2005 are unknown at this time because they are partly based on the market price over those periods.

       In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for consulting services we issued 400,000 shares of common stock on November 11, 2003. Using the market value of the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $65,000 for the quarter ended March 31, 2005. On March 31, 2005 there was $418,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 of each year based on the previous year's performance levels. No options were issued on January 1, 2004 or 2005 under this agreement. As of March 31, 2005, Mr. Fischbach had earned no options based on his performance in the quarter ended March 31, 2005. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of March 31, 2005, Mr. Fischbach had earned no cash fee based on the value provided to us in the quarter ended March 31, 2005.

       In December 2004, an agreement was signed with W. Curtis Hargis Co. (Hargis) for consulting services. As compensation for consulting services we agreed to issue 100,000 options upon reaching an agreement with a retailer introduced to us by Hargis. This occurred on March 21, 2005. We also agreed to issue Hargis one option to purchase one share of common stock for every $100 in sales from the retailer provided that Hargis shall not be entitled to receive in excess of 500,000 options. The options have a term of three years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to the day the options are earned. As of March 31, 2005, Hargis had earned 101,529 options to purchase common stock. Using the Black-Scholes pricing method, the options were valued at $62,886 and recorded as consulting expense in the quarter ended March 31, 2005. The agreement also calls for additional compensation to Hargis in the form of a cash fee of 2% of the net sales realized from the retailer. As of March 31, 2005, Hargis had earned no cash fee based on the value provided to us in the quarter ended March 31, 2005.

       In January of 2005, the Company completed a private placement of 15,000 shares of its Series C Preferred Stock for an aggregate purchase price of $15,000,000. The proceeds were $13,340,408, net of expenses. Expenses associated with the offering, are legal costs of $132,558 and expenses related to a finder's fee. The finder was compensated 6% of the gross offering funds received, $900,000, and 40,000 warrants for every $1,000,000 raised in the offering. The finder received 600,000 warrants, which were valued at $627,034 using the Black-Scholes pricing model.

       The Series C Preferred Stock contains a beneficial conversion feature. The feature allows the holder to convert each share of preferred to 400 shares of common stock and accrues a 6% premium to the stated face value of the shares of preferred stock, which would be convertible into additional shares of common stock. A discount on preferred shares of $3,246,112 relating to the beneficial conversion feature was recorded. As of March 31, 2005, the full discount had been amortized to retained earnings.

       The 6% premium accrues to the face value of the preferred stock and compounds quarterly. As of March 31, 2005, the face value of the 14,450 outstanding shares is $14,654,323, of which $204,323 is premium. The face value of the preferred stock is convertible into common stock at $2.50 per share. As a result, on March 31, 2005, the 14,450 outstanding shares of preferred stock were convertible into 5,861,729 shares of common stock.

       Attached to each Series C Preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. Using the Black-Scholes model for pricing, the Class D warrants were valued at $1,506,112.

       In the quarter ended March 31, 2005, 113,173 shares of preferred stock, series A, were converted to 1,131,730 shares of common stock. There are 237,700 shares outstanding as of March 31, 2005.

       In the quarter ended March 31, 2005, 3,000 shares of preferred stock, series B, were converted to 30,000 shares of common stock. There are 193,050 shares outstanding as of March 31, 2005.

       In the quarter ended March 31, 2005, 550 shares of preferred stock, series C, were converted into 220,000 shares of common stock. 100,000 of these common shares were not issued until April of 2005 and are therefore shown in these financial statements as stock not issued but owed as of March 31, 2005. There are 14,450 shares outstanding as of March 31, 2005. The premium on these converted shares was $7,678 and is recorded in these financial statements as a stock dividend. The premium converted at $2.50 per share into an additional 3,071 shares of common stock. These shares were not issued as of March 31, 2005 and are therefore shown in these financial statements as stock not issued but owed.

       In the quarter ended March 31, 2005, 30,000 options were granted for consulting services. The options have a strike price equal to the market price on their grant date, ranging from $2.18 to $2.51. Using the Black-Scholes pricing model, the options were valued at $33,150 and recorded as consulting expense.

       In the quarter ended March 31, 2005, 730,000 options were granted to directors of the Company. The options have a strike price of $2.50. Using the Black-Scholes pricing model, the options were valued at $490,868 and recorded as compensation expense.

       In January of 2005, an agreement was signed with New AV Ventures, LLC
       (AV) for consulting services to be performed January 31, 2005 to January 31, 2010. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. These shares were issued in April of 2005 and are therefore shown on these financial statements as shares not issued but owed as of March 31, 2005. Using the market value on the date the agreement was signed, the shares were valued at $720,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the five-year period of the agreement. Consulting expense relating to this agreement was $36,000 for the quarter ended March 31, 2005. On March 31, 2005 there was $684,000 remaining in unamortized stock issued for services for this agreement. The Company also agreed to give AV a percentage of future sales to certain vendors and one option to purchase one share of common stock for each $100 of sales to vendors generated by AV provided that AV shall not be entitled to receive in excess of 700,000 options. The options will have a term of five years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to January 1 of the following year. As of March 31, 2005, New AV Ventures, LLC has earned no cash fee or options under this agreement.

NOTE 4 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES

       We have issued or agreed to issue shares of common stock and options as part of various consulting agreements. The costs of these issuances are recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the quarter ended March 31, 2005, $253,903 was amortized into consulting expense. Unamortized cost of stock issued for services was $1,830,070 as of March 31, 2005.

NOTE 5 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES

        Consulting and investor relation services expense was $746,569 for the quarter ended March 31, 2005. Consulting and investor relation expenses incurred are detailed below:

        Consulting expenses relating to stock issued for consulting agreements was $253,903 (See Note 4) in the quarter ended March 31, 2005. Consulting expenses relating to options issued for services was $171,296 (See Note 3) for the quarter ended March 31, 2005.

        Various individuals and corporations performed consulting services and investor relation services for us during the quarter ended March 31, 2005 and were paid $321,370.

NOTE 6 - BUILDING AND RELATED PARTY TRANSACTIONS

        We paid rent of $18,750 for January of 2005 to a company 50% owned by our President.

        In February of 2005, we exercised an option to purchase a building from a company 50% owned by our President. The purchase price was $3,500,000. We are currently in the process of moving into the new facility.

NOTE 7 - SUBSEQUENT EVENTS

        In April of 2005, we issued 400,000 shares of common stock that were owed as of March 31, 2005.

        The Company intends to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. During such period, the registration statement that the Company filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include the Company's most recent audited financial statements. As a result, the former warrant holders may be entitled to rescind their purchases and the Company has decided to make the rescission offer. Once made, the rescission offer is open for 30 days. The rescission offer would require the Company to purchase warrants back at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the year ended December 31, 2004 or the quarter ended March 31, 2005 has been made for the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 16,600 Class B warrants were issued in the period, so any effect of the rescission offer would be immaterial to these financial statements, therefore, no adjustment has been made. If all warrant holders accepted the rescission offer, the Company would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect on these financial statements.

        From 2001 to 2003, we sold shares of our Convertible Preferred Stock, which is reflected in these financial statements as our Series A Preferred Stock. The Company recently discovered that the certificate of designation for the Convertible Preferred Stock had not been filed, and the Company made such filing in December of 2004. The delay in filing the certificate of designation may have resulted in the shares of Convertible Preferred Stock not being validly issued. The Company is making an assessment of the effects of the delay and will determine what actions it will take, if any, to remedy the effects of the delay. Because the current stock price is well above the conversion price, no adjustments to these financial statements have been recorded.

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

RESULTS OF OPERATIONS

         Quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. For the quarter ended March 31, 2005, revenue increased to $824,720 from $420,916 in the 2004 period, a 96% increase, resulting primarily from the positive results of a marketing program we started in January 2004 and our increased production capabilities resulting from a facilities expansion completed in December 2003. Our gross profit percentage increased to approximately 41% in the 2005 period from approximately 40% in the 2004 period, primarily as a result of the introduction of new proprietary products, manufacturing efficiencies in our new facility, and reduced materials cost by purchasing in volume.

         General and administrative expenses for the 2005 first quarter increased to $3,032,430 ($916,067 of which were non-cash charges) from $2,956,689 ($1,502,845 of which were non-cash charges) in the 2004 first quarter, a relatively insignificant increase of $75,741. The following table compares categories of our general and administrative expenses in the first quarter of 2005 to the first quarter of 2004:

                                                    Three Months Ended
                                                -------------------------
                                                 March 31,      March 31,
                                                   2005           2004
                                                ----------     ----------
Non-cash G&A expense items:
---------------------------
Charges for stock and options issued for
  consulting and investor relation services     $  425,199     $  654,343
Charges for options issued to directors            490,868             --
Impairment charge - Evenstar, Inc.                      --        848,502
                                                ----------     ----------

Total non-cash G&A expenses                        916,067      1,502,845

Cash G&A expense items:
-----------------------
Consulting and investor relation services          321,370        361,600
Advertising and promotion                          812,747         82,366
Acquisitions - SA Sound                                 --        109,165
Acquisitions - Expiration of BG deal               100,000             --
Impairment charge - Evenstar, Inc.                      --        300,000
Other cash G&A expenses                            882,245        600,713
                                                ----------     ----------

Total cash G&A expenses                          2,116,363      1,453,844
                                                ----------     ----------

Total G&A expenses                              $3,032,430     $2,956,689
                                                ----------     ----------


         Due principally to the gross profit increase, partially offset by the slight increase in general and administrative expense, our net loss decreased to $2,645,696 in the first quarter of 2005 as compared to a net loss of $2,783,818 in the comparable quarter of 2004.

         Other income (expense) increased to net other income of $47,739 in the 2005 first quarter as compared to net other income of $4,871 in the 2004 first quarter, primarily due to increased amounts of cash following our private placement of Series C Convertible Preferred Stock, which earned interest in bank accounts and certificates of deposit.

FINANCIAL CONDITION

         On March 31, 2005, our current assets exceeded current liabilities by $11,210,757, compared to an excess of $12,229,108, on December 31, 2004. Total assets exceeded total liabilities by $15,615,831, compared to an excess of total assets over total liabilities of $12,645,461 on December 31, 2004. The changes in working capital, total assets, and total liabilities were principally due to the receipt of $13,340,408 in net proceeds from the closing of our private placement ($8,849,420 of which had been received prior to December 31, 2004) and the purchase of our new headquarters and manufacturing facility for $3,500,000. In the first quarter of 2005, we also invested $203,095 for a new vehicle, $320,508 for improvements to the new headquarters and manufacturing facility, reduced accounts payable by $154,204, and reduced accrued liabilities by

$594,716, as we paid a $600,000 liability accrued at December 31, 2004 for a finder's fee in connection with the January 2005 private placement of Series C Preferred Stock. Deposits - Merger decreased to $0, as we wrote off the $100,000 paid pursuant to Bohlender-Graebener Corporation upon expiration of such agreement. Deposits - Inventory increased by approximately $76,000 as we placed additional orders for materials to meet our increased production levels. On March 31, 2005, we had a backlog of orders of approximately $150,000.

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

         In order to continue operations, we have been dependent on raising additional funds, and as discussed above, on January 4, 2005, we completed a private placement of 15,000 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $15 million (net proceeds of $13,340,408). The investors also received five-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustments. The preferred stock is initially convertible, at the holder's option, into an aggregate of 6,000,000 shares of our common stock, at a conversion price of $2.50 per share, subject to certain adjustments, and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. We may redeem the warrants (or require the holder to exercise them) and may require holders to convert the preferred stock to common stock if certain conditions are met. Through March 31, 2005, holders had converted 550 shares of the Series C Preferred Stock into common stock, leaving 14,450 shares of Series C Preferred Stock outstanding.

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

         On April 2, 2004, we entered into a strategic alliance agreement with Bohlender-Graebener Corporation ("BG"). We paid BG $100,000 on April 2, 2004 for this agreement. The agreement term is for one year and can be extended for any length of time after the first year by mutual agreement between BG and us. During the term of the agreement BG is required to work with us, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG is not permitted to solicit any offer to purchase BG, and is not permitted to respond to any unsolicited offer. In addition to the above, BG has granted us exclusive sales and marketing rights to certain BG products and we have committed to purchase certain minimum quantities of various BG products at agreed-upon prices. Those purchase commitments are as follows; $175,000 in the third quarter of 2004, $175,000 in the fourth quarter of 2004, and $200,000 in the first quarter of 2005. In the event no agreement to merge the companies on mutually acceptable terms can be reached before termination of the agreement, BG will be entitled to keep the $100,000 cash payment as consideration for its performance under the agreement. In October 2004, we agreed to pay BG an additional $100,000 to extend certain terms of the strategic alliance agreement. In addition to the $100,000 payment, we also agreed to purchase 500 units of product. In return BG agreed to extend exclusive merger negotiations by six months, provide exclusivity for one of its products to us, and provide $100,000 in discounts against future product purchases. This agreement expired in April 2005.

         There is intense competition in the speaker business with other companies that are much larger and national in scope and have greater financial resources than we have. We will require additional capital to continue our growth in the speaker market. We are relying upon our ability to obtain the necessary financing through the issuance of equity and upon our relationships with our lenders to sustain our viability. On March 31, 2005, we had $4,814,195 in cash, a certificate of deposit for $2,000,000 maturing on December 10, 2005, and a certificate of deposit for $2,000,000 maturing on January 7, 2006. We believe this cash is more than sufficient to fund our planned operations for at least the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

         Our only current borrowing is under (1) a $25,000 note accruing interest at 7% and due in September 2005 and (2) a note payable on equipment in the principal amount of $13,833 at March 31, 2005, which bears interest at 5.16% and matures in September 2008. Both of these notes are at fixed rates and are not subject to fluctuation based on changes in interest rates.

         Our management has invested $4,000,000 of current excess cash in two $2,000,000 certificates of deposit. One CD earns interest at 3.34% per annum and matures on December 10, 2005, and the other earns interest at 3.00% per annum and matures on January 7, 2006. The selection of this investment was made with the primary goal of preservation of principal, while obtaining a fixed yield. We have no other investments that are subject to market risk.

ITEM 4.  CONTROLS AND PROCEDURES.
         ------------------------

         As of March 31, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

         As a result of the audit of our financial statements for the year ended December 31, 2002, we were required to make restatements and reclassifications of our unaudited financial statements filed for the quarters ended March 31, June 30 and September 30, 2002. Such restatements and reclassifications call into question the effectiveness of our disclosure controls and procedures. In 2004, we hired a consultant to examine and consider enhancements to such controls and procedures. The consultant's work will continue throughout 2005.

         We have made no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits.
------    --------
         The following are being filed as exhibits to this Report:

            Exhibit No.          Description of Exhibit
            -----------          ----------------------
                31               Rule 13a-14(a) / 15d-14(a) Certifications
                32               Section 1350 Certifications

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SLS INTERNATIONAL, INC.
                                             (Registrant)





Date: May 16, 2005                              By /s/ John Gott
                                                   -----------------------------
                                                   John Gott
                                                   President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)