Form 10-Q/A
period 2005-03-31
SLS INTERNATIONAL INC
filed 2005-08-03
CIK 1121785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 1

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

                                EXPLANATORY NOTE

         SLS International, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the U.S. Securities and Exchange Commission on May 16, 2005, to remove one sentence from
Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition. That sentence, which appeared on page 12 of the May 16, 2005 filing stated, "The report of our accountants contains an explanatory paragraph indicating that these factors raise doubt about our ability to continue as a going concern. This statement is not accurate, because the report of our accountants did not contain such an explanatory paragraph. This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

         This Amendment No. 1 does not affect the original financial statements or, except as explicitly stated above, the footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on May 16, 2005 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modifications described in this Explanatory Note.

         This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q.

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

                                             SLS INTERNATIONAL, INC.
                                             (Registrant)





Date: August 1, 2005                            By /s/ John Gott
                                                   -----------------------------
                                                   John Gott
                                                   President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)