Form 10-Q
period 2005-06-30
SLS INTERNATIONAL INC
filed 2005-08-15
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the Quarterly Period Ended June 30, 2005 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

             For the Transition Period from _________ to __________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                     52-2258371
----------------------------------------       ---------------------------------
       (State of Incorporation)                (IRS Employer Identification No.)

            1650 W. Jackson
            Ozark, Missouri                                   65721
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

         Issuer's Telephone Number, Including Area Code: (417) 883-4549


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. N/A Yes [ ] No [ ]

On August 10, 2005, 44,808,310 shares of our common stock were outstanding.

                             SLS INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                             3
         Condensed Consolidated Statements of Operations                 4-5
         Condensed Consolidated Statement of Cash Flows                   6
         Notes to Condensed Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.  Controls and Procedures                                         19

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 6.  Exhibits                                                        20

Signatures                                                               21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2005                 2004
                                                                                ------------         ------------
                                                                                 (unaudited)          (audited)
Assets
Current assets:
     Cash                                                                       $  1,807,915         $ 10,712,858
     Certificates of deposit                                                       4,500,000                   --
     Accounts receivable, less allowance for doubtful accounts of
       $45,000 as of June 30, 2005 and December 31, 2004                             497,554              271,429
     Inventory                                                                     2,708,115            1,908,588
     Deposits - inventory                                                            194,240               50,000
     Deposits - merger                                                                    --              100,000
     Prepaid expenses and other current assets                                       950,754              192,817
                                                                                ------------         ------------
              Total current assets                                                10,658,579           13,235,692
                                                                                ------------         ------------
Fixed assets:
     Building                                                                      4,161,230                   --
     Vehicles                                                                        283,233               51,949
     Equipment                                                                       405,833              234,805
     Leasehold improvements                                                               --              245,681
                                                                                ------------         ------------
                                                                                   4,850,296              532,435
Less accumulated depreciation                                                        177,277              105,131
                                                                                ------------         ------------
              Net fixed assets                                                     4,673,019              427,304
                                                                                ------------         ------------
Prepaid expenses                                                                     126,186                   --
                                                                                ------------         ------------
                                                                                $ 15,457,784         $ 13,662,996
                                                                                ============         ============
Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt                                       $        760         $     29,101
     Accounts payable                                                                921,215              346,980
     Customer deposits                                                               150,275                   --
     Accrued liabilities                                                              23,410              630,503
                                                                                ------------         ------------
              Total current liabilities                                            1,095,660            1,006,584
                                                                                ------------         ------------
Notes payable, less current maturities                                                 8,512               10,951
                                                                                ------------         ------------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, Series A, $.001 par, 2,000,000 shares
       authorized; 153,000 and 346,873 shares issued as of
       June 30, 2005 and December 31, 2004                                               153                  347
     Preferred stock, Series B, $.001 par, 1,000,000 shares
       authorized; 182,200 and 196,050 shares issued as of
       June 30, 2005 and December 31, 2004                                               182                  196
     Preferred stock, Series C, $.001 par, 25,000 shares
       authorized; 14,450 and no shares issued as of
       June 30, 2005 and December 31, 2004                                                14                   --
     Deposits on Preferred stock, Series C                                                --            8,849,420
     Contributed capital - preferred                                              19,943,041            6,776,665
     Common stock, $.001 par; 75,000,000 shares authorized;
       44,488,310 shares and 41,751,080 shares issued as of
       June 30, 2005 and December 31, 2004                                            44,489               41,752
     Common stock not issued but owed; 1,428,071 and
       300,000 shares at June 30, 2005 and December 31, 2004                           1,428                  300
     Contributed capital - common                                                 29,832,611           21,882,091
     Unamortized cost of stock issued for services                                (1,656,168)          (1,363,973)
     Unamortized cost of stock issued for compensation                            (2,390,034)                  --
     Retained deficit                                                            (31,422,104)         (23,541,337)
                                                                                ------------         ------------
              Total shareholders' equity                                          14,353,612           12,645,461
                                                                                ------------         ------------
                                                                                $ 15,457,784         $ 13,662,996
                                                                                ============         ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       FOR THE THREE MONTHS
                                                          ENDED JUNE 30,
                                                  ------------------------------
                                                      2005              2004
                                                  ------------      ------------
Revenue                                           $    855,353      $    505,306

Cost of sales                                          632,716           228,266
                                                  ------------      ------------
Gross profit                                           222,637           277,040

General and administrative expenses                  1,987,485         2,912,239
                                                  ------------      ------------
Loss from operations                                (1,764,848)       (2,635,199)

Other income (expense):
      Interest expense                                      --              (514)
      Interest and miscellaneous, net                   18,162            11,327
      Gain (loss) on disposal of fixed assets         (234,158)            3,000
                                                  ------------      ------------
                                                      (215,995)           13,813
                                                  ------------      ------------
Loss before income tax                              (1,980,844)       (2,621,386)

Income tax provision                                        --                --
                                                  ------------      ------------
Net loss                                            (1,980,844)       (2,621,386)
                                                  ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock                 --        (1,737,908)
                                                  ------------      ------------

Net loss availiable to common shareholders        $ (1,980,844)     $ (4,359,294)
                                                  ============      ============

Basic and diluted loss per share                  $      (0.04)     $      (0.15)
                                                  ============      ============

Weighted average shares outstanding                 44,552,714        29,280,447
                                                  ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                        FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                  ------------------------------
                                                      2005               2004
                                                  ------------      ------------
Revenue                                           $  1,680,073      $    926,222

Cost of sales                                        1,118,878           481,182
                                                  ------------      ------------

Gross profit                                           561,195           445,040

General and administrative expenses                  5,019,915         5,868,928
                                                  ------------      ------------

Loss  from  operations                              (4,458,720)       (5,423,888)

Other income (expense):
      Interest expense                                    (438)           (1,019)
      Interest and miscellaneous, net                   66,339            16,703
      Gain (loss) on disposal of fixed assets         (234,158)            3,000
                                                  ------------      ------------
                                                      (168,257)           18,684
                                                  ------------      ------------
Loss before income tax                              (4,626,976)       (5,405,204)

Income tax provision                                        --                --
                                                  ------------      ------------
Net loss                                            (4,626,976)       (5,405,204)
                                                  ------------      ------------

Deemed dividend associated with
   beneficial conversion of preferred stock         (3,246,112)       (2,709,385)
Premium - preferred series C                            (7,678)               --
                                                  ------------      ------------
Net loss availiable to common shareholders        $ (7,880,766)     $ (8,114,589)
                                                  ============      ============

Basic and diluted loss per share                  $      (0.18)     $      (0.28)
                                                  ============      ============

Weighted average shares outstanding                 43,535,818        29,067,313
                                                  ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                       ------------------------------
                                                                           2005              2004
                                                                       ------------      ------------
Operating activities:
     Net loss                                                          $ (4,626,976)     $ (5,405,203)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                                       83,668            25,309
         Amortization of cost of stock issued for services                  427,805           140,008
         Expense of stock & options granted for services                    916,335         2,416,569
         Compensation expense for stock sold to employees                   475,000                --
         Gain on disposal of fixed assets                                   234,158            (3,000)
         Goodwill impairment charge                                              --         1,148,502
     Change in assets and liabilities:
         Accounts receivable, less allowance for doubtful accounts         (226,125)          (77,975)
         Inventory                                                         (799,527)         (427,969)
         Deposits - inventory                                              (144,240)         (220,457)
         Deposits - merger                                                  100,000                --
         Prepaid expenses and other current assets                         (884,124)               --
         Accounts payable                                                   574,234          (101,130)
         Customer deposits                                                  150,275                --
         Accrued liabilities                                               (607,092)           16,437
                                                                       ------------      ------------
         Cash used in operating activities                               (4,326,608)       (2,488,909)
                                                                       ------------      ------------
Investing activities:
     Investment in certificates of deposit                               (4,500,000)               --
     Proceeds from disposal of fixed assets                                      --             3,000
     Additions of fixed assets                                           (4,563,541)         (148,458)
                                                                       ------------      ------------
         Cash provided by (used in) investing activities                 (9,063,541)         (145,458)
                                                                       ------------      ------------
Financing activities:
     Sale of stock, net of expenses                                       4,515,988         4,928,350
     Acquistion of subsidiary                                                    --          (400,000)
     Repayments of notes payable                                            (30,780)           (2,107)
                                                                       ------------      ------------
         Cash provided by financing activities                            4,485,208         4,526,243
                                                                       ------------      ------------
Increase (decrease) in cash                                              (8,904,942)        1,891,876
Cash, beginning of period                                                10,712,858         1,482,786
                                                                       ------------      ------------
Cash, end of period                                                    $  1,807,915      $  3,374,662
                                                                       ============      ============
Supplemental cash flow information:
     Interest paid                                                     $      8,388      $         --
     Premium -preferred series C paid in common stock                         7,678                --

Noncash investing activities:
     Stock issued and options granted for services                     $    916,335      $  2,416,569

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements at June 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2005 and results of operations and cash flows for the six months ended June 30, 2005. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - NOTES PAYABLE
         At December 31, 2004 there is a note payable to an individual in the amount of $25,000. This note was paid in the quarter ended June 30, 2005. There is also a note payable for equipment in the amount of $15,052 and $9,272 as of December 31, 2004 and June 30, 2005,
         respectively. This note bears interest of 5.16% and matures in September of 2008. Interest expense for the year ended December 31, 2004 and the six months ended June 30, 2005 was $1,907 and $438 respectively.

NOTE 3 - STOCK TRANSACTIONS
         In July 2003, we entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants 1,100,000 options in exchange for endorsements of our products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options was recorded over the two-year period of the agreement beginning July 31, 2003 and ended June 30, 2005. Expense was recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two-year period. Factors used in the Black-Scholes pricing model included; risk-free interest rates of 3.65% to 3.73%; strike price of $0.25; market prices of $2.04 to $2.26; volatility rate of 22.13%; and a yield rate of 0.00%. Consulting expense relating to this agreement was $110,600 for the six months ended June 30, 2005. As of June 30, 2005 all of the 1,100,000 options have been earned and expensed.

         In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10,

         2006. As compensation for consulting services we issued 400,000 shares of common stock on November 11, 2003. Using the market value of the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $130,000 for the six months ended June 30, 2005. On June 30, 2005 there was $353,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 of each year based on the previous year's performance levels. No options were issued on January 1, 2004 or 2005 under this agreement. As of June 30, 2005, Mr. Fischbach had earned no options based on his performance in the six months ended June 30, 2005. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of June 30, 2005, Mr. Fischbach had earned no cash fee based on the value provided to us in the six months ended June 30, 2005.

         In December 2004, an agreement was signed with W. Curtis Hargis Co. (Hargis) for consulting services. As compensation for consulting services we agreed to issue 100,000 options upon reaching an agreement with a retailer introduced to us by Hargis. This occurred on March 21, 2005. We also agreed to issue Hargis one option to purchase one share of common stock for every $100 in sales from the retailer provided that Hargis shall not be entitled to receive in excess of 500,000 options. The options have a term of three years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to the day the options are earned. As of June 30, 2005, Hargis had earned 101,529 options to purchase common stock. Using the Black-Scholes pricing method, the options were valued at $62,886 and recorded as consulting expense in the six months ended June 30, 2005. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 3.93%; strike price of $2.11; market price of $2.30; volatility rate of 25.87%; and a yield rate of 0.00%. The agreement also calls for additional compensation to Hargis in the form of a cash fee of 2% of the net sales realized from the retailer. As of June 30, 2005, Hargis had earned no cash fee based on the value provided to us in the six months ended June 30, 2005.

         In October of 2004, an agreement was signed with Atlantic Services, Ltd. for consulting services to be performed October 15, 2004 to January 15, 2005. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. As of June 30, 2005 these shares have not been issued and are therefore listed in these financial statements as common stock not issued but owed to buyers.

         Using the market value on the date the agreement was signed, the shares were valued at $480,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The expense is amortized over the three-month period of the agreement. Consulting expense relating to this agreement was $80,000 for the six months ended June 30, 2005. On June 30, 2005, there was no remaining balance in unamortized cost of stock issued for services for this agreement.

         In February of 2005, an agreement was signed with 3CD Consulting, LLC for consulting services to be performed November 18, 2004 to November 17, 2007. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock. The options have a term of 3 years and a strike price of $2. Using the Black-Scholes pricing model, the options were valued at $814,781 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 3.08%; strike price of $2.00; market price of $2.45; volatility rate of 29.73%; and a yield rate of 0.00%. The expense is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $135,796 for the six months ended June 30, 2005. On June 30, 2005, there was $646,989 remaining in unamortized cost of stock issued for services for this agreement.

         In January of 2005, an agreement was signed with New AV Ventures, LLC
         (AV) for consulting services to be performed January 31, 2005 to January 31, 2010. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $720,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the five-year period of the agreement. Consulting expense relating to this agreement was $72,000 for the six months ended June 30, 2005. On June 30, 2005 there was $648,000 remaining in unamortized stock issued for services for this agreement. The Company also agreed to give AV a percentage of future sales to certain vendors and one option to purchase one share of common stock for each $100 of sales to vendors generated by AV provided that AV shall not be entitled to receive in excess of 700,000 options. The options will have a term of five years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to January 1 of the following year. As of June 30, 2005, New AV Ventures, LLC has earned no cash fee or options under this agreement.

         In January of 2005, the Company completed a private placement of 15,000 shares of its Series C Preferred Stock for an aggregate purchase price of $15,000,000. The proceeds were $13,340,408, net of expenses. Expenses associated with the offering, are legal costs of $132,558 and expenses related to a finder's fee. The finder was compensated 6% of the gross offering funds received, $900,000, and 40,000 warrants for every $1,000,000 raised in the offering. The finder received 600,000 warrants, which were valued at $627,034 using the Black-Scholes pricing model. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 3.64%; strike price of $2.50; market price of $2.79; volatility rate of 29.73%; and a yield rate of 0.00%.

         The Series C Preferred Stock contains a beneficial conversion feature. The feature allows the holder to convert each share of preferred to 400 shares of common stock and accrues a 6% premium to the stated face value of the shares of preferred stock, which would be convertible into additional shares of common stock. A discount on preferred shares of $3,246,112 relating to the beneficial conversion feature was recorded. As of June 30, 2005, the full discount had been amortized to retained earnings.

         The 6% premium accrues to the face value of the preferred stock and compounds quarterly. As of June 30, 2005, the face value of the 14,450 outstanding shares is $14,873,530, of which $423,530 is premium. The face value of the preferred stock is convertible into common stock at $2.50 per share. As a result, on June 30, 2005, the 14,450 outstanding shares of preferred stock were convertible into 5,949,412 shares of common stock.

         Attached to each Series C Preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. Using the Black-Scholes model for pricing, the Class D warrants were valued at $1,506,112. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 3.64%; strike price of $6.00; market price of $2.79; volatility rate of 29.73%; and a yield rate of 0.00%.

         In the six months ended June 30, 2005, 197,873 shares of preferred stock, series A, were converted to 1,978,730 shares of common stock. There are 153,000 shares of series A preferred stock outstanding as of June 30, 2005.

         In the six months ended June 30, 2005, 13,850 shares of preferred stock, series B, were converted to 138,500 shares of common stock. There are 182,200 shares of series B preferred stock outstanding as of June 30, 2005.

         In the six months ended June 30, 2005, 550 shares of preferred stock, series C, were converted into 220,000 shares of common stock. There are 14,450 shares of series C preferred stock outstanding as of June 30, 2005. The premium on these converted shares was $7,678 and is recorded in these financial statements as a stock dividend. The premium converted at $2.50 per share into an additional 3,071 shares of common stock. These shares were not issued as of June 30, 2005 and are therefore shown in these financial statements as stock not issued but owed.

         In the six months ended June 30, 2005, 60,000 options were granted for consulting services. The options have a strike price equal to the market price on their grant date, ranging from $2.04 to $2.51. Using the Black-Scholes pricing model, the options were valued at $61,250 and recorded as consulting expense. Factors used in the Black-Scholes pricing model included; risk-free interest rates of 3.94% to 4.50% ; strike prices of $2.04 to $2.51; market prices of $2.04 to $2.51; volatility rate of 25.87%; and a yield rate of 0.00%.

         In the six months ended June 30, 2005, 930,000 options were granted to directors of the Company. The options have a strike price of $2.50. Using the Black-Scholes pricing model, the options were valued at $686,868 and recorded as compensation expense. Factors used in the Black-Scholes pricing model included; risk-free interest rates of 3.71% to 4.06%; strike prices of $2.27 to $2.50; market prices of $2.27 to $2.38; volatility rate of 22.13%; and a yield rate of 0.00%. In the second quarter of 2005, 730,000 options issued in the first quarter automatically expired upon resignation of two directors. Therefore, compensation expense for the quarter ended June 30, 2005 was reduced by $490,868 in credits from the expiration of such options for a net expense of $196,000 for the six months ended June 30, 2005.

         In June of 2005, an agreement was signed with JMBP, Inc. and Mark Burnett for consulting services. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock and 1,000,000 warrants for shares of common stock. The options have a term of five years and a strike price of $2.05. The warrants have a term of five years and a strike price of $6.50. 400,000 options and 400,000 warrants vested on the date the agreement was signed. The remaining options and warrants vest upon various events as set forth in the agreement. As of June 30, 2005, none of the vesting events had taken place. Using the Black-Scholes pricing model, the vested options and warrants were valued at $236,000 and recorded as consulting expense for the six months ended June 30, 2005. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 3.89%; strike price of $2.05 for the options and $6.50 for the warrants; market price of $2.05; volatility rate of 22.13%; and a yield rate of 0.00%. Expenses to be recorded in future quarters are unknown at this time because the value of the vesting options and warrants will be partly based on the market price on the date the vesting events take place.

         In June of 2005, we entered into employment agreements with Mike Maples, Steven Lamar, and John Gott. Each agreement has a term of three years. In the agreements we agreed to pay an aggregate of $150,000 in signing bonuses, agreed to issue an aggregate of 1,125,000 shares of common stock, and agreed to issue an aggregate of 1,250,000 options. The signing bonuses were paid and capitalized as a prepaid expense, which will be amortized over the three-year term of each agreement. In the six months ended June 30, 2005, $1,780 was recorded in compensation expense. There is $148,220 remaining in prepaid expense as of June 30, 2005. The 1,125,000 shares of common stock are required to be issued in January 2006 and are therefore shown in these financial statements as "stock not issued but owed". The shares were valued at $2,418,750, using the market price on the date the agreement was signed, and recorded as unamortized cost of stock issued for compensation in the equity section of these financial statements. The cost will be amortized over the three-year term of the agreements. For the six months ended June 30, 2005, $28,716 was amortized into compensation expense. Unamortized cost of stock issued for compensation was $2,390,034 as of June 30, 2005. The 1,250,000 options will be earned evenly over the three-year agreement. Each option is convertible into one share of common stock at a strike price of $2.50 and is exercisable for a period of ten years. Expense associated with the options will be recorded over the three-year period of the agreement at fair market value, using the Black-Scholes pricing model. Compensation expense relating to options earned for the six months ended June 30, 2005 was $11,872. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 4.09%; strike price of $2.50; market price of $2.15; volatility rate of 22.13%; and a yield rate of 0.00%. As of June 30, 2005, 14,840 of the 1,250,000 options have been earned and expensed. Expenses to be recorded in future quarters are unknown at this time because the value of the earned options will be partly based on the month-end market price.

         In June of 2005, an officer of the Company sold common stock, owned personally by him, to employees. 275,000 shares of common stock were sold at a price of $0.05 per share. The difference between the estimated fair market values of the shares (estimated by taking a discount from the closing market price on the day of the sales, with the discount reflecting restrictions on transfer affecting the shares pursuant to SEC rule 144) and the employee purchase price has been recorded as compensation expense. Compensation expense relating to this transaction was $475,000 in the six months ended June 30, 2005.

NOTE 4 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES AND COMPENSATION
         As detailed in Note 3, we have issued or agreed to issue shares of common stock and options as part of various consulting agreements. The costs of these issuances are recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the six months ended June 30, 2005,

         $427,805 was amortized into consulting expense. Unamortized cost of stock issued for services was $1,656,168 as of June 30, 2005.

         As detailed in Note 3, we have agreed to issue common stock as part of various employment agreements. The costs of these issuances are recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for compensation. The balance is amortized into compensation expense over the three-year lives of the employment agreements. For the six months ended June 30, 2005, $28,716 was amortized into compensation expense. Unamortized cost of stock issued for compensation was $2,390,034 as of June 30, 2005.

NOTE 5 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES
         Consulting and investor relation services expense was $1,470,956 for the six months ended June 30, 2005. Consulting and investor relation expenses incurred are detailed below:

         Consulting expenses relating to stock issued for services were $427,805 (See Note 4) in the six months ended June 30, 2005. Consulting expenses relating to options issued for services was $470,736 (See Note 3) for the six months ended June 30, 2005.

         Various individuals and corporations performed consulting services and investor relation services for us during the six months ended June 30, 2005 and were paid $572,415 in cash.

NOTE 6 - BUILDING AND RELATED PARTY TRANSACTIONS
         We paid rent of $18,750 for January of 2005 to a company 50% owned by John Gott, our Chief Executive Officer.

         In February of 2005, we exercised an option to purchase a building from a company 50% owned by John Gott, our Chief Executive Officer. The purchase price was $3,500,000.

NOTE 7 - SUBSEQUENT EVENTS
         From July 1, 2005 through August 2, 2005, 8,000 shares of preferred stock, series A, were converted to 80,000 shares of common stock.

         From July 1, 2005 through August 2, 2005, 10,000 shares of preferred stock, series B, were converted to 100,000 shares of common stock.

         The Company intends to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. During such period, the registration statement that the Company filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include the Company's most recent audited financial statements. As a result, the former warrant holders may be entitled to rescind their purchases and the Company has decided to make the rescission offer. Once made, the rescission offer is open for 30 days. The rescission offer would require the Company to repurchase shares of common stock issued upon exercise of warrants at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the year ended December 31, 2004 or the six months ended June 30, 2005 has been made for the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 16,600 Class B warrants were issued in the period, so any effect of the rescission offer would be immaterial to these financial statements, therefore, no adjustment has been made. If all warrant holders accepted the rescission offer, the Company would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect on these financial statements.

         From 2001 to 2003, we sold shares of our Convertible Preferred Stock, which is reflected in these financial statements as our Series A Preferred Stock. The Company discovered that the certificate of designation for the Convertible Preferred Stock had not been filed, and the Company made such filing in December of 2004. The delay in filing the certificate of designation may have resulted in the shares of Convertible Preferred Stock not being validly issued. The Company is making an assessment of the effects of the delay and will determine what actions it will take, if any, to remedy the effects of the delay. Because the current stock price is well above the conversion price, no adjustments to these financial statements have been recorded.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 For the quarter ended June 30, 2005, revenue increased to $855,353 from $505,306 in the 2004 period, a 69% increase, resulting primarily from the positive results of a marketing program we started in January 2004 and our increased production capabilities resulting from facility expansions completed in 2004 and 2005. Our gross profit percentage decreased to approximately 26% in the 2005 period from approximately 55% in the 2004 period, primarily due to unusually high profit margins in the 2004 period.

General and administrative expenses for the 2005 second quarter decreased to $1,987,485 from $2,912,239 in the 2004 second quarter, a decrease of $924,754.
The decrease resulted primarily from lower non-cash charges for consulting. The following table compares categories of our general and administrative expenses in the second quarter of 2005 to the second quarter of 2004:

                                                              THREE MONTHS ENDED
                                                          --------------------------
                                                           JUNE 30,         JUNE 30,
                                                             2005             2004
                                                          ---------        ---------
NON-CASH G&A EXPENSE ITEMS:
Charges for stock and options issued for consulting
   and investor relation services                           473,342        1,680,698
Charges for options and stock issued and
  sold to directors/employees                               220,720           87,786
Impairment charge - Evenstar, Inc.                               --               --
                                                          ---------        ---------

Total non-cash G&A expense                                  694,062        1,768,484

CASH G&A EXPENSE ITEMS:
Consulting and investor relation services                   676,244          421,395
Advertising and promotion                                   218,596           37,902
Acquisitions - SA Sound                                          --               --
Acquisitions - BG deal expired                                   --               --
Impairment charge - Evenstar, Inc.                               --               --
Other cash G&A expenses                                     398,583          684,458
                                                          ---------        ---------

Total cash G&A expense                                    1,293,423        1,143,755
                                                          ---------        ---------

Total G&A expense                                         1,987,485        2,912,239
                                                          =========        =========

Other income (expense) decreased to net other expense of $215,995 in the 2005 second quarter as compared to net other income of $13,813 in the 2004 second quarter, primarily due to a $234,158 loss on the disposal of leasehold improvements made to our previous office and factory facility.

Due principally to the decrease in general and administrative expense, our net loss decreased to $1,980,844 in the second quarter of 2005 as compared to a net loss of $2,621,386 in the comparable quarter of 2004.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004 For the first six months of 2005, revenue increased to $1,680,073 from $926,222 in the first six months of 2004, an 81% increase, resulting primarily from the positive results of a new marketing program we started in January 2004 and our increased production capabilities resulting from facility expansions completed in 2004 and 2005. Our gross profit percentage decreased to approximately 33% in the 2005 period from approximately 48% in the 2004 period, primarily due to unusually high profit margins in the 2004 period.

General and administrative expenses for the first six months of 2005 decreased to $5,019,915 from $5,868,928 in the 2004 period. The decrease resulted primarily from lower non-cash consulting and investor relations services expenses and an impairment charge of $1,148,502 recognized in the first half of 2004 related to the Evenstar, Inc. acquisition which was partially offset by an increase of $911,075 in advertising and promotion expenses. The following table compares categories of our general and administrative expenses in the first half of 2005 to the second half of 2004:

                                                                  SIX MONTHS ENDED
                                                           -----------------------------
                                                            JUNE 30,            JUNE 30,
                                                              2005                2004
                                                           ---------           ---------
NON-CASH G&A EXPENSE ITEMS:
Charges for stock and options issued for consulting
   and investor relation services                            898,541           2,335,041
Charges for options and stock issued and
  sold to directors/employees                                711,588              87,786
Impairment charge - Evenstar, Inc.                                --             848,502
                                                           ---------           ---------

Total non-cash G&A expense                                 1,610,129           3,271,329

CASH G&A EXPENSE ITEMS:
Consulting and investor relation services                    997,614             782,995
Advertising and promotion                                  1,031,343             120,268
Acquisitions - SA Sound                                           --             109,165
Acquisitions - BG deal expired                               100,000                  --
Impairment charge - Evenstar, Inc.                                --             300,000
Other cash G&A expenses                                    1,280,829           1,285,171
                                                           ---------           ---------

Total cash G&A expense                                     3,409,786           2,597,599
                                                           ---------           ---------

Total G&A expense                                          5,019,915           5,868,928
                                                           =========           =========

Other income (expense) decreased to net expense of $168,257 in the 2005 period as compared to net other income of $18,684 in the 2004 period, primarily due to a $234,158 loss on the disposal of leasehold improvements made to our previous office and factory facility offset by interest earned on cash and certificates of deposit related to cash received from our private placement of Series C Convertible Preferred Stock.

Due primarily to the decrease in general and administrative expenses, our net loss decreased to $4,626,976 in the first half of 2005 as compared to a net loss of $5,405,204 in the first half of 2004.

FINANCIAL CONDITION

On June 30, 2005, our current assets exceeded current liabilities by $9,562,919, compared to an excess of $12,229,108, on December 31, 2004. Total assets exceeded total liabilities by $14,353,612, compared to an excess of total assets over total liabilities of $12,645,461 on December 31, 2004. The changes in working capital, total assets, and total liabilities were principally due to the receipt of $13,340,408 in net proceeds from the closing of our January 2005 private placement ($8,849,420 of which had been received prior to December 31, 2004) and the purchase of our new headquarters and manufacturing facility for $3,500,000. In the first half of 2005, we also invested $231,284 for new vehicles, $661,209 for improvements to the new headquarters and manufacturing facility, and $171,028 for new equipment.

Our operations used cash of $4,326,628 for the first half of 2005 which was primarily attributable to the net loss of $4,626,976 recognized during the period; an increase in inventory of $799,527; a reduction of accrued liabilities by $607,092, as we paid a $600,000 liability accrued at December 31, 2004 for a finder's fee in connection with the January 2005 private placement; and an increase in prepaid expenses and other current assets of $884,124 primarily related to prepaid advertising associated with our national branding campaign. Deposits - Merger decreased to $0, as we wrote off the $100,000 paid to Bohlender-Graebener Corporation upon expiration of our agreement. On June 30, 2005, we had a backlog of orders of approximately $540,000.

We have experienced operating losses and negative cash flows from operating activities in all recent years. The losses have been incurred due to the development time and costs in bringing our products through engineering and to the marketplace.

On June 17, 2005, we entered into employment agreements with John M. Gott, our Chairman and Chief Executive Officer; Steven M. Lamar, our newly hired President; and Michael L. Maples, our newly hired Chief Operating Officer and Chief Financial Officer. Each employment agreement has a term of three years and severance payments equal to six months of base salary following a termination by us without "cause" or a termination by the executive for "good reason."

Mr. Gott's agreement provides for an annual salary of $180,000, an increase from his previous salary of $96,000; a grant of options to purchase up to 500,000 shares of our common stock at $2.50 per share; and an agreement to grant 500,000 shares of our common stock to Mr. Gott in January 2006.

Mr. Lamar's agreement provides for an annual salary of $120,000, a signing bonus of $100,000, a grant of options to purchase up to 500,000 shares of our common stock at $2.50 per share, and an agreement to grant 500,000 shares of our common stock to Mr. Lamar in January 2006.

Mr. Maples' agreement provides for an annual salary of $250,000, a signing bonus of $50,000, a grant of options to purchase up to 250,000 shares of our common stock at $2.50 per share, and an agreement to grant 125,000 shares of our common stock to Mr. Maples in January 2006.

Each of the options described above were granted on June 21, 2005 and have a term of ten years. The options vest in one-third increments on each of the first, second and third anniversaries of the date of the option grant. The options vest in full upon a "change of control" or termination of the executive's employment by us without "cause."

On June 14, 2005, we entered into a Promotion Agreement with JMBP, Inc. and Mark Burnett. In connection with the Promotion Agreement, we entered into an Option Agreement and Warrant Certificate on June 14, 2005 with Mr. Burnett. Under the Option Agreement, SLS granted Mr. Burnett 1,000,000 shares of our common stock at an exercise price of $2.05 per share, subject to certain adjustments specified in the Option Agreement. Under the Warrant Certificate, we granted to Mr. Burnett warrants to purchase 1,000,000 shares of our common stock at an exercise price of $6.50 per share, subject to certain adjustments specified in the Warrant Certificate. Forty percent of the options and warrants vested as of June 14, 2005 and the remainder of the options and warrants vest, if at all, incrementally based on the achievement of specified milestones. The options and warrants are exercisable at any time, and from time to time, during the term beginning on June 14, 2005 and ending on June 14, 2010. SLS issued the options and warrants as part of the consideration for the consulting and other services SLS is entitled to receive under the Promotion Agreement.

In order to continue operations, we have been dependent on raising additional funds, and as discussed above, on January 4, 2005, we completed a private placement of 15,000 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $15 million (net proceeds of $13,340,408). The investors also received five-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustments. The preferred stock is initially convertible, at the holder's option, into an aggregate of 6,000,000 shares of our common stock, at a conversion price of $2.50 per share, subject to certain adjustments, and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. We may redeem the warrants (or require the holders to exercise them) and may require holders to convert the preferred stock to common stock if certain conditions are met. Through June 30, 2005, holders had converted 550 shares of the Series C Preferred Stock into common stock, leaving 14,450 shares of Series C Preferred Stock outstanding.

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

On April 2, 2004, we entered into a strategic alliance agreement with Bohlender-Graebener Corporation ("BG"). We paid BG $100,000 on April 2, 2004 for this agreement. The agreement term was for one year and could be extended for any length of time after the first year by mutual agreement between BG and us. During the term of the agreement BG was required to work with us, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG was not permitted to solicit any offer to purchase BG, and was not permitted to respond to any unsolicited offer. In addition to the above, BG granted us exclusive sales and marketing rights to certain BG products and we committed to purchase certain minimum quantities of various BG products at agreed-upon prices. Those purchase commitments were as follows; $175,000 in the third quarter of 2004, $175,000 in the fourth quarter of 2004, and $200,000 in the first quarter of 2005. We satisfied all of these purchase commitments. In the event no agreement to merge the companies on mutually acceptable terms could be reached before termination of the agreement, BG would be entitled to keep the $100,000 cash payment as consideration for its performance under the agreement. In October 2004, we agreed to pay BG an additional $100,000 to extend certain terms of the strategic alliance agreement. In addition to the $100,000 payment, we also agreed to purchase 500 additional units of product. In return BG agreed to extend exclusive merger negotiations by six months, provide exclusivity for one of its products to us, and provide $100,000 in discounts against future product purchases. We are currently in negotiations with BG to extend the agreement.

There is intense competition in the speaker business with other companies that are much larger and national in scope and have greater financial resources than we have. We will require additional capital to continue our growth in the speaker market. We are relying upon our ability to obtain the necessary financing through the issuance of equity and upon our relationships with our lenders to sustain our viability. On June 30, 2005, we had $1,807,915 in cash, a certificate of deposit for $2,000,000 maturing on December 10, 2005, a certificate of deposit for $2,000,000 maturing on January 7, 2006, and a certificate of deposit for $500,000 maturing on August 21, 2005. We believe this cash and these securities, totaling $6,307,915, are more than sufficient to fund our planned operations for at least the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or judgments. The accounting policies and related risks described in the notes to our financial statements for the year ended December 31, 2004 are those that depend most heavily on these judgments and estimates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our only current borrowing is a note payable on equipment in the principal amount of $9,272 at June 30, 2005, which bears interest at a fixed rate of 5.16% and matures in September 2008.

We have invested $4,000,000 of current excess cash in two $2,000,000 certificates of deposit. One CD earns interest at 3.34% per annum and matures on December 10, 2005, and the other earns interest at 3.00% per annum and matures on January 7, 2006. The selection of this investment was made with the primary goal of preservation of principal, while obtaining a fixed yield.

We purchased a $500,000 certificate of deposit that earns interest at 2.75% per annum and matures on August 21, 2005. This CD is collateral for a line of credit we have with a supplier.

We have no other investments that are subject to market risk.

ITEM 4.  CONTROLS AND PROCEDURES.

As of June 30, 2005, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2005.

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

We have made no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2005 annual meeting of stockholders was held on June 20, 2005. At the meeting:

John M. Gott, Robert H. Luke, and Michael L. Maples were re-elected as Directors for a term of one year.

Votes cast in favor of Mr. Gott's selection totaled 21,638,829 votes, or 98.5%; while 338,394 votes were withheld.

Votes cast in favor of Mr. Luke's selection totaled 21,636,729 votes or 98.5%; while 340,494 votes were withheld.

Votes cast in favor of Mr. Maples' selection totaled 21,624,230 votes or 98.4%; while 352,993 votes were withheld.

The stockholders also voted to:

Ratify the appointment of Weaver & Martin LLC as our independent registered public accounting firm for the fiscal year ending December 31, 2005. Votes cast in favor of this ratification were 21,612,979 votes, or 99.9% of the votes cast on such resolution; while votes cast against were 21,411 and abstentions and broker non-votes totaled 342,833.

Approve an amendment to the Corporation's Certificate of Incorporation to increase the number of authorized shares of common stock from 75 million shares to 125 million shares. Votes cast in favor of approval were 21,317,721 votes, or 97.0%; while votes cast against were 226,228, and abstentions and broker non-votes totaled 330,274.

Approve the Corporation's 2005 Stock Incentive Plan. Votes cast in favor of approval were 21,150,786 votes, or 98.1%; while votes cast against were 409,163, and abstentions and broker non-votes totaled 414,274.

Item 6.  Exhibits.

The following are being filed as exhibits to this Report:

         Exhibit No.            Description of Exhibit
         -----------            ----------------------

         10.1 Employment Agreement, dated June 17, 2005, between SLS International and John M. Gott

         10.2 Employment Agreement, dated June 17, 2005, between SLS International and Steven Lamar

         10.3 Employment Agreement, dated June 17, 2005, between SLS International and Michael L. Maples

         10.4 Form of Nonstatutory Stock Option Agreement under 2005 Stock Incentive Plan

         10.5         Form of Restricted Stock Agreement under 2005 Stock
                      Incentive Plan

         31.1         Rule 13a-14(a) / 15d-14(a) Certifications of Chief
                      Executive Officer

         31.2         Rule 13a-14(a) / 15d-14(a) Certifications of Chief
                      Financial Officer

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

                                             SLS INTERNATIONAL, INC.
                                             -----------------------
                                             (Registrant)


Date: August 15, 2005                     By /s/ Michael L. Maples
                                             -----------------------------
                                             Michael L. Maples
                                             Chief Financial Officer
                                             (Principal Financial Officer)