Form 10-Q/A
period 2005-06-30
SLS INTERNATIONAL INC
filed 2005-08-30
CIK 1121785

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

                                EXPLANATORY NOTE

SLS International, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the U.S. Securities and Exchange Commission on August 15, 2005, to include Item 1, Legal Proceedings, in Part II, which was inadvertently omitted from the filing.

This Amendment No. 1 does not affect the original financial statements or the footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on August 15, 2005 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modifications described in this Explanatory Note. This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q.

                             SLS INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                             3
         Condensed Consolidated Statements of Operations                 4-5
         Condensed Consolidated Statement of Cash Flows                   6
         Notes to Condensed Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.  Controls and Procedures                                         19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 6.  Exhibits                                                        20

Signatures                                                               21

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2004, we completed a private placement of shares of our Series B Preferred Stock. One of the investors in the private placement was Dr. Christopher H. Brown. Dr. Brown purchased 20,000 shares of the Series B Preferred Stock for $50,000. Months after closing the offering, Dr. Brown claimed that he submitted two separate subscription agreements and two separate checks, one of which was in the name of Dr. Brown and the other in the name of his professional corporation, Christopher H. Brown, B.S. Dent., D.D.S., P.A. He specifically claims that his professional corporation sought to purchase an additional 24,000 shares of our Series B preferred stock for $60,000. We have informed Dr. Brown that we received only one subscription agreement and one check, and we have cashed only the one check. Nevertheless, Dr. Brown filed suit against us, alleging breach of contract and negligence, in the U.S. District Court for the Western District of North Carolina (Christopher H. Brown, M.D., v. SLS International, Inc., filed April 29, 2005). His First Amended Complaint seeks 24,000 preferred shares in exchange for his payment of $60,000, or alternatively "money damages in an amount to be determined at trial, based on SLS' failure to timely issue [him] 24,000 shares of preferred stock," in addition to other unspecified relief. Dr. Brown filed his First Amended Complaint after we moved to dismiss his original complaint and before the Court could rule on our motion. We will shortly file a motion to dismiss the First Amended Complaint.

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

Item 6.  Exhibits.

The following are being filed as exhibits to this Report:

         Exhibit No.            Description of Exhibit
         -----------            ----------------------

         10.1 Employment Agreement, dated June 17, 2005, between SLS International and John M. Gott*

         10.2 Employment Agreement, dated June 17, 2005, between SLS International and Steven Lamar*

         10.3 Employment Agreement, dated June 17, 2005, between SLS International and Michael L. Maples*

         10.4 Form of Nonstatutory Stock Option Agreement under 2005 Stock Incentive Plan*

         10.5         Form of Restricted Stock Agreement under 2005 Stock
                      Incentive Plan*

         31.1         Rule 13a-14(a) / 15d-14(a) Certifications of Chief
                      Executive Officer

         31.2         Rule 13a-14(a) / 15d-14(a) Certifications of Chief
                      Financial Officer

         32           Section 1350 Certifications
----------
* Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2005, filed August 15, 2005.

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

                                             SLS INTERNATIONAL, INC.
                                             -----------------------
                                             (Registrant)


Date: August 29, 2005                     By /s/ Michael L. Maples
                                             -----------------------------
                                             Michael L. Maples
                                             Chief Financial Officer
                                             (Principal Financial Officer)