Form 10-Q
period 2005-09-30
SLS INTERNATIONAL INC
filed 2005-11-14
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the Quarterly Period Ended September 30, 2005 or

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. N/A Yes [ ] No [X]

On November 07, 2005, 46,283,310 shares of our common stock were outstanding.

                             SLS INTERNATIONAL, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                               3
         Condensed Consolidated Statements of Operations                    4
         Condensed Consolidated Statement of Cash Flows                     6
         Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.  Controls and Procedures                                           22

                           PART II. OTHER INFORMATION

Item 6.  Exhibits                                                          23

Signatures                                                                 24

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                September 30,       December 31,
                                                                                     2005               2004
                                                                                --------------     --------------
                                                                                 (unaudited)         (audited)
Assets
Current assets:
   Cash                                                                         $      301,705     $   10,712,858
   Certificates of Deposits                                                          2,000,000                  -
   Accounts receivable, less allowance for doubtful accounts of
     $45,000 for September 30, 2005 and December 31, 2004                              365,633            271,429
   Inventory                                                                         4,674,498          1,908,588
   Deposits - inventory                                                                 58,000             50,000
   Deposits - Merger                                                                         -            100,000
   Prepaid expenses and other current assets                                           573,188            192,817
                                                                                --------------     --------------
         Total current assets                                                        7,973,024         13,235,692
                                                                                --------------     --------------

Fixed assets:
   Construction in Progress
   Building                                                                          4,161,230                  -
   Vehicles                                                                            283,233             51,949
   Equipment                                                                           620,165            234,805
   Leasehold improvements                                                                4,370            245,681
                                                                                --------------     --------------
                                                                                     5,068,998            532,435
Less accumulated depreciation                                                          219,111            105,131
                                                                                --------------     --------------
         Net fixed assets                                                            4,849,887            427,304
                                                                                --------------     --------------
      Prepaid Expense                                                                   87,914                  -
                                                                                --------------     --------------
Total assets                                                                    $   12,910,825     $   13,662,996
                                                                                ==============     ==============

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt and notes payable                       $          760     $       29,101
   Accounts payable                                                                    704,665            346,980
   Customer Deposits                                                                    76,377                  -
   Accrued liabilities                                                                     866            630,503
                                                                                --------------     --------------
         Total current liabilities                                                     782,668          1,006,584
                                                                                --------------     --------------

   Notes payable, less current maturities                                                7,293             10,951
   Accrued Liabilities Class D Warrants                                                 12,804                  -
                                                                                --------------     --------------
         Total Long term liabilities                                                    20,097             10,951
                                                                                --------------     --------------
         Total liabilities                                                             802,765          1,017,535

Commitments and contingencies:
Temporary Equity:
   Preferred Stock, Series A, $.001 par, 2,000,000 shares authorized;
      76,000 and 346,873 shares issued as of September 30, 2005 and
      December 31, 2004.                                                                    76                347
   Contributed Capital - preferred                                                     396,225          1,707,367
   Common Stock, $.001 par; 75,000,000 shares authorized; 2,568,400 shares and 2,568,400 shares issued as of September 30, 2005 and
      December 31, 2004                                                                  2,568              2,568
   Contributed Capital - common                                                      1,338,132          1,338,132
Shareholders' equity:
   Preferred stock, Series B, $.001 par, 1,000,000 shares authorized;
      97,200 shares issued as of September 30, 2005 and 196,050 shares
      issued as of December 31, 2004                                                        97                196
   Preferred stock, Series C, $.001 par 25,000 shares authorized; 14,450
      and no shares issued as of September 30, 2005 and December 31, 2004                   14                  -
   Deposits on Preferred stock, series C                                                     -          8,849,420
   Contributed capital - preferred                                                  16,981,107          5,069,298
   Common stock, $.001 par; 75,000,000 shares authorized; 43,539,910 shares and 39,184,000 shares issued at September 30, 2005 and
      December 31, 2004                                                                 43,540             39,184
   Common stock not issued but owed to buyers; 1,428,071 shares and
      183,000 shares at September 30, 2005 and December 31, 2004                         1,428                300
   Contributed capital - common                                                     29,857,500         20,543,959
   Unamortized cost of stock issued for services                                    (1,482,266)        (1,363,973)
   Unamortized cost of stock issued for compensation                                (2,217,971)                 -
   Retained deficit                                                                (32,812,390)       (23,541,337)
                                                                                --------------     --------------

         Total shareholders' equity                                                 12,108,060         12,645,461
                                                                                --------------     --------------

                                                                                $   12,910,825     $   13,662,996
                                                                                ==============     ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                      For The Nine Months
                                                      Ended September 30,
                                                -------------------------------
                                                     2005             2004
                                                -------------    --------------
                                                           (unaudited)

Revenue                                         $   2,889,149    $    1,502,559

Cost of sales                                       1,966,665           814,230
                                                -------------    --------------

Gross profit                                          922,484           688,328

General and administrative expenses                 8,333,227         7,438,310
                                                -------------    --------------

Loss from operations                               (7,410,743)       (6,749,980)

Other income (expense):
      Interest expense                                   (445)           (1,469)
      Interest and miscellaneous, net                 136,232            28,198
      Gain (loss) on disposal of fixed assets        (234,158)                -
      Gain (loss) on valuation of D warrants        1,493,308                 -
                                                -------------    --------------

                                                    1,394,937            26,729
                                                -------------    --------------
Loss before income tax                             (6,015,806)       (6,723,252)

Income tax provision                                        -                 -
                                                -------------    --------------
Net loss                                           (6,015,806)       (6,723,252)
                                                -------------    --------------
Deemed dividend associated with
   beneficial conversion of preferred stock        (3,253,790)       (3,874,061)
   Premium - preferred series C                        (7,678)                -
                                                -------------    --------------
Net loss availiable to common shareholders      $  (9,277,274)   $  (10,597,313)
                                                =============    ==============

Basic and diluted earnings per share            $       (0.21)   $        (0.34)
                                                =============    ==============

Weighted average shares outstanding                44,526,987        30,995,380
                                                =============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For The Three Months
                                                       Ended September 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                           (unaudited)

Revenue                                            $  1,209,076    $    576,336

Cost of sales                                           847,787         333,048
                                                   ------------    ------------

Gross profit                                            361,289         243,288

General and administrative expenses                   3,313,312       1,569,381
                                                   ------------    ------------

Loss from operations                                 (2,952,023)     (1,326,093)

Other income (expense):
      Interest expense                                       (8)           (451)
      Interest and miscellaneous, net                    69,893           8,495
      Gain (loss) on valuation of D warrants            224,858               -
                                                   ------------    ------------

                                                        294,744           8,044
                                                   ------------    ------------

Loss before income tax                               (2,657,280)     (1,318,048)

Income tax provision                                          -               -
                                                   ------------    ------------

Net loss                                             (2,657,280)     (1,318,048)
                                                   ------------    ------------

Deemed dividend associated with
   beneficial conversion of preferred stock                   -      (1,164,676)
Premium - preferred series C                                  -               -
                                                   ------------    ------------

Net loss availiable to common shareholders         $ (2,657,280)   $ (1,318,048)
                                                   ============    ============

Basic and diluted earnings per share               $      (0.06)   $      (0.04)
                                                   ============    ============

Weighted average shares outstanding                  46,839,714      34,851,513
                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

SLS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              For The Nine Months
                                                                              Ended September 30,
                                                                         ------------------------------
                                                                             2005             2004
                                                                         -------------    -------------
                                                                                  (unaudited)
Operating activities:
   Net loss                                                              $  (6,015,806)   $  (6,723,252)
   Adjustments to reconcile net income to cash flows
      from operating activities:
         Depreciation and amortization                                         125,502           38,400
         Amortization of cost of stock issued for services                     398,012          210,012
         Expense of stock options granted for services                         747,190        2,719,977
         Compensation expense for stock sold to employees                      475,000                -
         Loss (gain) on disposal of fixed assets                               234,158           (3,000)
         Gain on valuation of D warrants                                    (1,493,308)               -
         Goodwill impairment charge                                                  -        1,148,502
   Change in assets and liabilities-
         Accounts receivable, less allowance for doubtful accounts             (94,204)         (87,287)
         Inventory                                                          (2,765,910)      (1,116,130)
         Deposits - Inventory                                                   (8,000)        (321,016)
         Deposits - merger                                                     100,000                -
         Prepaid expenses and other current assets                            (468,285)        (108,333)
         Accounts payable                                                      357,685          101,766
         Customer deposits                                                      76,377                -
         Accrued liabilities                                                  (616,833)           1,845
                                                                         -------------    -------------
         Cash used in operating activities                                  (8,948,422)      (4,138,517)
                                                                         -------------    -------------

Investing activities:
   Investment in certificates of deposits                                   (2,000,000)               -
   Proceeds from disposal of fixed assets                                            -            3,000
   Additions of fixed assets                                                (4,777,874)        (158,294)
                                                                         -------------    -------------
         Cash used in investing activities                                  (6,777,874)        (155,294)
                                                                         -------------    -------------

Financing activities:
   Sale of stock, net of expenses                                            4,515,988        5,291,950
   Acquisition of subsidiary                                                         -         (400,000)
   Repayments of notes payable                                                 (31,998)          (1,326)
                                                                         -------------    -------------
         Cash provided by financing activities                               4,483,990        4,890,624
                                                                         -------------    -------------
Increase in cash                                                           (10,411,153)         596,812
Cash, beginning of period                                                   10,712,858        1,482,786
                                                                         -------------    -------------
Cash, end of period                                                      $     301,705    $   2,079,598
                                                                         =============    =============

Supplemental cash flow information:
   Interest paid                                                         $       8,388    $           -
   Income taxes paid (refunded)                                                      -                -
   Change in temporary equity                                                1,311,413        5,713,592

Noncash investing activities:
   Stock issued and options granted for services                         $     747,190    $   2,719,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements at September 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2005 and results of operations and cash flows for the nine months ended September 30, 2005. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - NOTES PAYABLE

      At December 31, 2004 there is a note payable to an individual in the amount of $25,000. This note was paid in the quarter ended June 30, 2005. There is also a note payable for equipment in the amount of $15,052 and $8,058 as of December 31, 2004 and September 30, 2005, respectively. This note bears interest of 5.16% and matures in September of 2008. Interest expense for the year ended December 31, 2004 and the nine months ended September 30, 2005 was $1,907 and $438 respectively.

NOTE 3 - STOCK TRANSACTIONS

      In July 2003, we entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants 1,100,000 options in exchange for endorsements of our products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options was recorded over the two-year period of the agreement beginning July 31, 2003 and ended June 30, 2005. Expense was recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two-year period. Factors used in the Black-Scholes pricing model included: risk-free interest rates of 3.65% to 3.73%; strike price of $0.25; market prices of $2.04 to $2.26; volatility rate of 22.13%; and a yield rate of 0.00%. Consulting expense relating to this agreement was $110,600 for the nine months ended September 30, 2005. As of September 30, 2005 all of the 1,100,000 options have been earned and expensed. There will be no further expense incurred in 2005.

      In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 2006. As compensation for consulting services we issued 400,000 shares of common stock on November 11, 2003. Using the market value on the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $195,000 for the nine months ended September 30, 2005. On September 30, 2005 there was $288,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on

      January 1 of each year based on the previous year's performance levels. No options were issued on January 1, 2004 or 2005 under this agreement. As of September 30, 2005, Mr. Fischbach had earned no options based on his performance in the nine months ended September 30, 2005. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of September 30, 2005, Mr. Fischbach had earned no cash fee in the nine months ended September 30, 2005.

      In March 2004, we issued an option to purchase 100,000 shares of our common stock at $2.98 per share as part of an employment agreement signed with Joel Butler for consulting services. Using the market value on the date the agreement was signed, the shares were valued at $118,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $88,500 for the nine months ended September 30, 2005. On September 30, 2005 there was $29,500 remaining in unamortized stock issued for services for this agreement.

      In December 2004, an agreement was signed with W. Curtis Hargis Co. (Hargis) for consulting services. As compensation for consulting services we agreed to issue 100,000 options upon reaching an agreement with a retailer introduced to us by Hargis. This occurred on March 21, 2005. We also agreed to issue Hargis an option to purchase one share of common stock for every $100 in sales from the retailer provided that Hargis shall not be entitled to receive in excess of 500,000 options. The options have a term of three years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to the day the options are earned. Through September 30, 2005, Hargis had earned 101,529 options to purchase common stock. Using the Black-Scholes pricing method, the options were valued at $62,886 and recorded as consulting expense in the nine months ended September 30, 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.93%; strike price of $2.11; market price of $2.30; volatility rate of 25.87%; and a yield rate of 0.00%. The agreement also calls for additional compensation to Hargis in the form of a cash fee of 2% based on payment received from the retailer. Through September 30, 2005, Hargis had earned $1,608 based on the value provided to us in the nine months ended September 30, 2005.

      In February of 2005, an agreement was signed with 3CD Consulting, LLC for consulting services to be performed November 18, 2004 to November 17, 2007. As compensation for consulting services the Company issued 1,000,000 options for shares of common stock. The options have a term of 3 years and a strike price of $2. Using the Black-Scholes pricing model, the options were valued at $814,781 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.08%; strike price of $2.00; market price of $2.45; volatility rate of 29.73%; and a yield rate of 0.00%. The expense is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $203,694 for the nine months ended September 30, 2005. On September 30, 2005, there was $579,091 remaining in unamortized cost of stock issued for services for this agreement.

      In January of 2005, an agreement was signed with New AV Ventures, LLC (AV) for consulting services to be performed January 31, 2005 to January 31, 2010. As compensation for consulting services the Company issued 300,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $720,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the five-year period of the agreement. Consulting expense relating to this agreement was $108,000 for the nine months ended September 30, 2005. On September 30, 2005 there was $612,000 remaining in unamortized stock issued for services for this agreement. The Company also agreed to give AV a percentage of future sales to certain vendors and one option to purchase one share of common stock for each $100 of sales to vendors generated by AV provided that AV shall not be entitled to receive in excess of 700,000 options. The options will have a term of five years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to January 1 of the following year. Through September 30, 2005, New AV Ventures, LLC has earned no cash fee or options under this agreement.

      In January of 2005, the Company completed a private placement of 15,000 shares of its Series C Preferred Stock for an aggregate purchase price of $15,000,000. The proceeds were $13,340,408, net of expenses. Expenses associated with the offering are legal costs of $132,558 and expenses related to a finder's fee. The finder was compensated with $900,000 plus 600,000 warrants, which were valued at $627,034 using the Black-Scholes pricing model. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.64%; strike price of $2.50; market price of $2.79; volatility rate of 29.73%; and a yield rate of 0.00%.

      The Series C Preferred Stock contains a beneficial conversion feature. The feature allows the holder to convert each share of preferred to 400 shares of common stock and accrues a 6% premium to the stated face value of the shares of preferred stock, which would be convertible into additional shares of common stock. A discount on preferred shares of $3,246,112 relating to the beneficial conversion feature was recorded. As of September 30, 2005, the full discount had been amortized to retained earnings.

      The 6% premium accrues to the face value of the preferred stock and compounds quarterly. As of September 30, 2005, the face value of the 14,450 outstanding shares is $15,098,371, of which $648,371 is premium. The face value of the preferred stock is convertible into common stock at $2.50 per share. As a result, on September 30, 2005, the 14,450 outstanding shares of preferred stock were convertible into 6,039,348 shares of common stock.

      Attached to each Series C Preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. Using the Black-Scholes model for pricing, the Class D warrants were valued at $1,506,112. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.64%; strike price of $6.00; market price of $2.79; volatility rate of 29.73%; and a yield rate of 0.00%.

      The provisions of the agreement pertaining to the Class D warrants provide for penalties if we fail to keep the registration statement effective for the resale of the common stock issuable upon exercise of the warrants. Since these provisions provide a settlement alternative that would be avoided by the company under other settlement alternatives, we are required by EITF 00-19 to record a liability in an amount equal to the market value of the Class D warrants. The initial amount of this liability is the fair market value as determined by the Black-Scholes pricing model amounting to $1,506,112. Subsequent changes in the Black-Scholes based market value are to be reported in our statement of operations. As of September 30, 2005, using the Black-Scholes pricing model produced a value of $12,804. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.64% - 4.18%; strike price of $6.00; market price of $$1.91 - $2.79; volatility rate of 18.54% - 29.73%%; and a yield rate of 0.00%. Consequently the decrease in the original liability of $1,506,112 to the September 30, 2005 value of $12,804 resulted in recognition of a gain amounting to $1,493,308.

      In the nine months ended September 30, 2005, 274,873 shares of preferred stock, series A, were converted to 2,748,730 shares of common stock. There are 76,000 shares of series A preferred stock outstanding as of September 30, 2005.

      In the nine months ended September 30, 2005, 98,850 shares of preferred stock, series B, were converted to 988,500 shares of common stock. There are 97,200 shares of series B preferred stock outstanding as of September 30, 2005.

      In the nine months ended September 30, 2005, 550 shares of preferred stock, series C, were converted into 220,000 shares of common stock. There are 14,450 shares of series C preferred stock outstanding as of September 30, 2005. The premium on these converted shares was $7,678 and is recorded in these financial statements as a stock dividend. The premium converted at $2.50 per share into an additional 3,071 shares of common stock. These shares were not issued as of September 30, 2005 and are therefore shown in these financial statements as stock not issued but owed.

      In the nine months ended September 30, 2005, 90,000 options were granted from time to time to Ryan Schinmann for consulting services. The options have strike prices equal to the market price on their respective grant dates, ranging from $2.04 to $2.51. Using the Black-Scholes pricing model, the options were valued at $86,269 and recorded as consulting expense. Factors used in the Black-

      Scholes pricing model included: risk-free interest rates of 3.94% to 4.50%; strike prices of $2.04 to $2.51; market prices of $2.04 to $2.51; volatility rate of 25.87%; and a yield rate of 0.00%. 10,000 additional options are to be granted every month until the contract is terminated, and the contract is terminable by the Company at will.

      In the nine months ended September 30, 2005, 930,000 options were granted to directors of the Company. Using the Black-Scholes pricing model, the options were valued at $686,868 and recorded as compensation expense. Factors used in the Black-Scholes pricing model included: risk-free interest rates of 3.71% to 4.06%; strike prices of $2.27 to $2.50; market prices of $2.27 to $2.38; volatility rate of 22.13%; and a yield rate of 0.00%. In the second quarter of 2005, 730,000 options issued in the first quarter automatically expired upon resignation of two directors. Therefore, compensation expense for the nine months ended September 30, 2005 was reduced by $490,868 in credits from the expiration of such options, resulting in a net expense of $196,000 for the nine months ended September 30, 2005.

      In June of 2005, an agreement was signed with JMBP, Inc. and Mark Burnett for consulting services. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock and 1,000,000 warrants for shares of common stock. The options have a term of five years and a strike price of $2.05. The warrants have a term of five years and a strike price of $6.50. 400,000 options and 400,000 warrants vested on the date the agreement was signed. The remaining options and warrants vest upon various events as set forth in the agreement. Through September 30, 2005, 100,000 additional warrants and 100,000 additional options vested. Using the Black-Scholes pricing model, these options and warrants were valued at $283,740 and recorded as consulting expense for the nine months ended September 30, 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.61% - 3.89%; strike price of $2.05 - $2.51 for the options and $6.50 for the warrants; market price of $1.91 - $2.05; volatility rate of 19.36% - 22.13%; and a yield rate of 0.00%. Expenses to be recorded in future quarters are unknown at this time because the value of the vesting options and warrants will be partly based on the market price on the date the vesting events take place.

      In June of 2005, we entered into employment agreements with Michael Maples, Steven Lamar, and John Gott. Each agreement has a term of three years. In the agreements we agreed to pay an aggregate of $150,000 in signing bonuses, agreed to issue an aggregate of 1,125,000 shares of common stock, and agreed to issue an aggregate of 1,250,000 options. The signing bonuses were paid and capitalized as a prepaid expense, which will be amortized monthly over the three-year term of each agreement. In the nine months ended September 30, 2005, $14,132 was recorded in compensation expense. There is $135,868 remaining in prepaid expense as of September 30, 2005. The 1,125,000 shares of common stock are required to be issued in January 2006 and are therefore shown in these financial statements as "stock not issued but owed". The shares were valued at $2,418,750, using the market price on the date the agreement was signed, and recorded as unamortized cost of stock issued for compensation in the equity section of these financial statements. The cost will be amortized over the three-year term of the agreements. For the nine months ended September 30, 2005, $230,279 was amortized into compensation expense. Unamortized cost of stock issued for compensation was $2,188,471 as of September 30, 2005. The 1,250,000 options will be earned evenly over the three-year term of each agreement. Each option is convertible into one share of common stock at a strike price of $2.50 and is exercisable for a period of ten years. Expense associated with the options will be recorded over the three-year period of the agreement at fair market value, using the Black-Scholes pricing model. Compensation expense relating to options earned for the nine months ended September 30, 2005 was $116,038. Factors used in the Black-Scholes pricing model included; risk-free interest rates of 3.75% - 4.09%; strike price of $2.50; market prices of $1.91 - $2.15;
      volatility rates of 22.13% - 26.73%; and a yield rate of 0.00%. Through September 30, 2005, 49,562 of the 1,250,000 options have been earned and expensed. Expenses to be recorded in future quarters are unknown at this time because the value of the earned options will be partly based on the month-end market price.

      In June of 2005, an officer of the Company sold common stock, owned personally by him, to employees. 275,000 shares of common stock were sold at a price of $0.05 per share. The difference between the estimated fair market values of the shares (estimated by taking a discount from the closing market price on the day of the sales, with the discount reflecting restrictions on transfer affecting the shares pursuant to SEC rule 144) and the employee purchase price has been recorded as compensation expense. Compensation expense relating to this transaction was $475,000 in the nine months ended September 30, 2005.

NOTE 4 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES AND COMPENSATION

      As detailed in Note 3, we have issued or agreed to issue shares of common stock and options as part of various consulting agreements. The costs of these issuances are recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the nine months ended September 30, 2005, $1,145,202 was amortized into consulting expense. Unamortized cost of stock issued for services was $1,482,266 as of September 30, 2005.

      As detailed in Note 3, we have agreed to issue common stock as part of various employment agreements. The costs of these issuances are recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for compensation. The balance is amortized into compensation expense over the three-year lives of the employment agreements. For the nine months ended September 30, 2005, $230,279 was amortized into compensation expense. Unamortized cost of stock issued for compensation was $2,217,971 as of September 30, 2005.

NOTE 5 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES

      Consulting and investor relation services expense was $2,199,234 for the nine months ended September 30, 2005. Consulting and investor relation expenses incurred are detailed below:

      Consulting expenses relating to stock issued for services were $398,012 (See Note 4) in the nine months ended September 30, 2005. Consulting expenses relating to options issued for services was $747,190 (See Note 3) for the nine months ended September 30, 2005.

      Various individuals and corporations performed consulting services and investor relation services for us during the nine months ended September 30, 2005 and were paid $1,054,032 in cash.

NOTE 6 - BUILDING AND RELATED PARTY TRANSACTIONS

      We paid rent of $18,750 for January of 2005 to a company 50% owned by John Gott, our Chief Executive Officer.

      In February of 2005, we exercised an option to purchase a building from a company 50% owned by John Gott, our Chief Executive Officer. The purchase price was $3,500,000.

NOTE 7 - TEMPORARY EQUITY - RESCISSION OFFERS

      The Company intends to make a rescission offer to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. During such period, the registration statement that the Company filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include the Company's most recent audited financial statements. As a result, the former warrant holders may be entitled to rescind their purchases and the Company has decided to make the rescission offer. Once made, the rescission offer is open for 30 days. The rescission offer would require the Company to repurchase shares of common stock issued upon exercise of warrants at their original exercise price, $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the year ended December 31, 2004 or the nine months ended September 30, 2005 has been made for the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 22,600 Class B warrants were issued in the period, making our potential rescission liability to the former Class B Warrant holders equal to $67,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders. If all warrant holders accepted the rescission offer, the Company would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect on these financial statements.

      From 2001 to 2003, we sold shares of our Convertible Preferred Stock, which is reflected in these financial statements as our Series A Preferred Stock. The Company discovered that the certificate of designation for the Convertible Preferred Stock had not been filed, and the Company made such filing in December of 2004. The delay in filing the certificate of designation may have resulted in the shares of Convertible Preferred Stock not being validly issued. We intend to make a rescission offer during 2005 to the holders of all outstanding shares of Convertible Preferred Stock, but we do not intend to offer rescission to holders who have converted their Convertible Preferred Stock to common stock. If all holders of the 76,000 shares of Convertible Preferred Stock remaining outstanding on September 30, 2005 elected rescission at their original purchase price of $2.50 per share, the Company would be required to pay an aggregate of $190,000 plus interest. Because the current stock price is well above the conversion price, no adjustments to these financial statements have been recorded.

      Pending the completion of the rescission offer, the right of shareholders to seek rescission and receive the rescission amount is not completely within the control of the Company. As a result, the shares subject to rescission rights are considered and treated as temporary common and preferred stock for financial accounting purposes until such time as the rescission rights lapse or are exercised. Therefore the rescission amount and related shares were removed from the Shareholder Equity and are currently classified as Temporary Equity. The restatement was made solely to reflect this reclassification and did not affect the Company's previously reported net income, net income per share, assets or liabilities.

NOTE 8 - SUBSEQUENT EVENTS

      From October 1, 2005 through November 7, 2005, 10,000 shares of preferred stock, series A, were converted to 100,000 shares of common stock.

      From October 1, 2005 through November 7, 2005, 7,500 shares of preferred stock, series B, were converted to 75,000 shares of common stock.

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

We began selling loudspeakers in June 2000 when we introduced our Professional Line. We introduced our other lines of speakers in subsequent years, with the most recent being the Cinema line, which we started selling in 2004. Our products are primarily sold through a network of sales representatives and our own internal sales force, for our following lines: Pro, Cinema, Home Theatre, Studio, Universal Series, RLA and the PRD series. Recently we have consolidated all our foreign distribution with one sales representative organization who will work between the Company and all foreign distributors. We have also begun selling products directly through a corporate sales department that targets major "big box" retailers.

The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

RESULTS OF OPERATIONS

Quarter ended September 30, 2005 as compared to the quarter ended September 30,
-------------------------------------------------------------------------------
2004.
----

For the quarter ended September 30, 2005, revenue increased to $1,209,076 from $576,336 in the 2004 period, a 110% increase, resulting primarily from the positive results of a marketing program we started in January 2004 and our increased production capabilities resulting from facility expansions completed in 2004 and 2005. Compared to the same quarter of 2004, the most significant sales increases have occurred in our "core" Pro products which accounted for 44% of our sales in the quarter ended September 30, 2005. Sales to the Cinema industry, a new line for 2005, have been very strong exceeding $280,000 for the third quarter of 2005. During September of 2005 we shipped our new "home theater in a box, the Q Line Silver to a Fortune 50 Retailer. While we believe this channel exposure will be significant to our future sales growth, the initial order was for 400 units to be distributed to 100 test stores throughout the US. Our quarterly gross profit percentage decreased to approximately 30% in the 2005 period from margins of approximately 42% in the

2004 period, primarily due to unusually high profit margins in the 2004 period.

General and administrative expenses for the 2005 third quarter increased to $3,313,312 from $1,569,381 in the 2004 third quarter, an increase of $1,743,931.
As shown in the table below, the increase resulted primarily from non-cash charges for options and stock transactions of the new directors and executives and continuing increased cash costs to support our new facility, new management structure, and advertising programs. Advertising and promotion expense increased in the 2005 period due to image and branding programs directed at the retail market in connection with planned product launches in retail outlets in late 2005 and early 2006 (approximately $429,000 in the 2005 period) and demo and promotional equipment costs ($237,000 in the 2005 period). Other cash G&A expense include increases in labor and related costs (approximately $321,000), trade show and travel ($101,000), and increased operating costs at our new facility ($78,000).

                                                         THREE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30,
                                                        2005            2004
                                                   -------------   -------------

NON-CASH G&A EXPENSE ITEMS:
Charges for stock and options issued
   for consulting and investor relation services $ 246,661 $ 373,412 Charges for options and stock issued and
   sold to directors/employees                           394,229              --
                                                   -------------   -------------

Total non-cash G&A expense                               640,890         373,412
                                                   -------------   -------------

CASH G&A EXPENSE ITEMS:
Consulting and investor relation services                866,549         574,481
Advertising and promotion                                796,625         120,268
Other cash G&A expenses                                1,009,248         501,220
                                                   -------------   -------------

Total cash G&A expense                                 2,672,422       1,195,969
                                                   -------------   -------------

Total G&A expense                                  $   3,313,312   $   1,569,381
                                                   =============   =============

Other income (expense) increased to a net income of $294,744 in the 2005 third quarter as compared to net other income of $8,044 in the 2004 third quarter, primarily due to $69,893 in interest earned on cash and certificates of deposit related to cash received from our private placement of Series C Convertible Preferred Stock and a $224,858 non-cash gain on the change in valuation of the "D warrants" as explained further in Note 3 to the financial statements.

Due principally to the increase in general and administrative expense, offset to a small degree by an increase in gross profit, and the other income items above, our net loss increased to $2,657,280 in the third quarter of 2005 as compared to a net loss of $1,318,048 in the comparable quarter of 2004.

Nine months ended September 30, 2005 as compared to the nine months ended
-------------------------------------------------------------------------
September 30, 2004.
-------------------

Revenue increased to $2,889,149 from $1,502,559 in the first nine months of 2005, a 92% increase, resulting primarily from the positive results of a new marketing program we started in January 2004 and our increased production capabilities resulting from facility expansions completed in 2004 and 2005. Most significant sales increases have occurred in our "core" Pro and RLA products which accounted for over 50% of our sales in the nine months ended September 30, 2004 and 2005. Sales to the Cinema industry, a new line for 2005, have been strong, exceeding $500,000 for the first nine months of 2005. During September of 2005 we shipped our new "home theater in a box, the Q Line Silver to a Fortune 50 Retailer. Our gross profit percentage decreased to approximately 32% in the 2005 period from approximately 46% in the 2004 period, primarily due to unusually high profit margins in the 2004 period.

General and administrative expenses for the first nine months of 2005 increased to $8,333,227 from $7,438,310 in the 2004 period. The increase resulted primarily from increased advertising expenses as well as increases in costs to support our new facility and new management structure. The costs for the nine months of 2004 includes a one-time impairment charge of $1,148,502 recognized in the first half of 2004 related to the Evenstar, Inc. acquisition.

                                                          NINE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30
                                                       2005             2004
                                                   -------------   -------------

NON-CASH G&A EXPENSE ITEMS:
Charges for stock and options issued for
   consulting and investor relation services       $   1,145,202   $   3,153,453
Charges for options and stock issued and
   sold to directors/employees                         1,105,817          87,786
Impairment charge - Evenstar, Inc.                            --         848,502
                                                   -------------   -------------

Total non-cash G&A expense                             2,251,019       4,089,741
                                                   -------------   -------------

CASH G&A EXPENSE ITEMS:
Consulting and investor relation services              1,053,871         912,476
Advertising and promotion                              1,466,379         226,396
Acquisitions - SA Sound                                       --         109,165
Acquisitions - BG deal expired                           100,000              --
Impairment charge - Evenstar, Inc.                            --         300,000
Other cash G&A expenses                                3,461,958       1,800,532
                                                   -------------   -------------

Total cash G&A expense                                 6,082,208       3,348,569
                                                   -------------   -------------

Total G&A expense                                  $   8,333,227   $   7,438,310
                                                   =============   =============

As shown in the preceding table, our non-cash G&A expenses have decreased $1,838,722, net of additional charges for options and stock to directors and employees. Cash G&A costs increased significantly due to a number of branding and advertising programs, increased promotional costs, and consulting costs due to infrastructure development and compliance issues. The increased advertising costs included expenses for image and branding programs directed at the retail market in connection with planned product launches in retail outlets in late 2005 and early 2006 (approximately $523,000 in the 2005 period), demo and promotional equipment costs ($237,000 in the 2005 period), and preparation and videos and collateral materials explaining our technology ($100,000 in the 2005 period). The increase in other cash G&A costs include increased labor and related costs (approximately

$592,000), trade shows and travel ($397,000), and increased operating costs at our new facility ($487,000).

The combined factors of increased revenue offset by the increase in general and administrative costs resulted in a Loss from Operations for the nine months ended September of 2005 amounting to $7,410,743 compared to $6,749,980 loss for the same period of 2004.

Other income (expense) amounted to $1,394,937 of income for the nine months of 2005 compared to $26,729 other income for the same period during 2004. Major components of the 2005 other income amount are a loss of $234,158 due to the disposal of leasehold improvements made to our previous office and factory facility, a gain of $136,232 from interest income resulting from the proceeds for our Series C Preferred stock offering, and a non-cash gain of $1,493,308 from the change in valuation of our D warrants that were issued as part of the Series C Preferred offering.

The increase in other income and gross profit more than offset the increase in our general and administrative costs to result in a net loss for the nine months of 2005 amounting to a $6,015,806 loss compared to a loss of $6,723,252 for the same period of 2004.

FINANCIAL CONDITION

On September 30, 2005, our current assets exceeded current liabilities by $7,190,356 compared to an excess of $12,229,108, on December 31, 2004. Total assets exceeded total liabilities by $12,108,060, compared to an excess of total assets over total liabilities of $12,645,461 on December 31, 2004. The changes in working capital, total assets, and total liabilities were principally due to the receipt of $13,340,408 in net proceeds from the closing of our January 2005 private placement ($8,849,420 of which had been received prior to December 31, 2004) and the purchase of our new headquarters and manufacturing facility for $3,500,000. In the first nine months of 2005, we also invested $231,284 for new vehicles, $661,230 for improvements to the new headquarters and manufacturing facility, and $385,360 for new equipment.

Our operations used cash of $10,411,153 for the first nine months of 2005 which was primarily attributable to the net loss of $6,015,806 recognized during the period; an increase in inventory of $2,765,910; a reduction of accrued liabilities by $616,833, as we paid a $600,000 liability accrued at December 31, 2004 for a finder's fee in connection with the January 2005 private placement; and an increase in prepaid expenses and other current assets of $468,285 primarily related to prepaid advertising associated with our national branding campaign, deposits and prepaid insurance. We wrote off the $100,000 paid to Bohlender-Graebener Corporation upon expiration of our agreement. On September 30,2005, we had a backlog of orders of approximately $108,698 compared to a backlog of $200,000 at this same time last year.

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

On June 14, 2005, we entered into a Promotion Agreement with JMBP, Inc. and Mark Burnett. In connection with the Promotion Agreement, we entered into an Option Agreement and Warrant Certificate on June 14, 2005 with Mr. Burnett. Under the Option Agreement, SLS granted Mr. Burnett 1,000,000 options for shares of our common stock at an exercise price of $2.05 per share, subject to certain adjustments specified in the Option Agreement. Under the Warrant Certificate, we granted to Mr. Burnett warrants to purchase 1,000,000 shares of our common stock at an exercise price of $6.50 per share, subject to certain adjustments specified in the Warrant Certificate. Forty percent of the options and warrants vested as of June 14, 2005 and the remainder of the options and warrants vest, if at all, incrementally based on the achievement of specified milestones. The vested options and warrants are exercisable at any time, and from time to time, during the term beginning on June 14, 2005 and ending on June 14, 2010. SLS issued the options and warrants as part of the consideration for the consulting and other services SLS is entitled to receive under the Promotion Agreement. Through September 30, 2005, 100,000 additional options and 100,000 additional warrants vested based on performance under our agreement.

In order to continue operations, we have been dependent on raising additional funds, and as discussed above, on January 4, 2005, we completed a private placement of 15,000 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $15 million (net proceeds of $13,340,408). The investors also received five-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustments. The preferred stock is initially convertible, at the holder's option, into an aggregate of 6,000,000 shares of our common stock, at a conversion price of $2.50 per share, subject to certain adjustments, and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. We may redeem the warrants (or require the holders to exercise them) and may require holders to convert the preferred stock to common stock if certain conditions are met. Through September 30, 2005, holders had converted

550 shares of the Series C Preferred Stock into common stock, leaving 14,450 shares of Series C Preferred Stock outstanding.

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

There is intense competition in the speaker business with other companies that are much larger and national in scope and have greater financial resources than we have. We will require additional capital to continue our growth in the speaker market. We are relying upon our ability to obtain the necessary financing through the issuance of equity and upon our relationships with our lenders to sustain our viability. On September 30, 2005, we had

$301,705 in cash, and a certificate of deposit for $2,000,000 maturing on December 10, 2005. With more than $5 million in receivables and inventory free of any debt we have entered into discussions with commercial banking sources for a stand by line of credit based on those assets.

In the past, we have been able to privately borrow money from individuals by the issuance of notes, and we have been able to raise money by the issuance of preferred stock and common stock. We intend to continue to do so as needed. We expect that we will need to obtain some amount of additional financing before the end of the first quarter of 2006 or earlier. However, we cannot be certain that we will be able to successfully obtain such financing. If we fail to do so, we may be unable to continue as a viable business, or we may be unable to proceed with our initiatives to increase our retail sales and our other initiatives.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our only current borrowing is a note payable on equipment in the principal amount of $7,293 at September 30, 2005, which bears interest at a fixed rate of 5.16% and matures in September 2008.

We have invested $2,000,000 of current excess cash in one $2,000,000 certificate of deposit. The CD earns interest at 3.34% per annum and matures on December 10, 2005. The selection of this investment was made with the primary goal of preservation of principal, while obtaining a fixed yield. On October 14, 2005, we cashed the CD prior to maturity.

We have no other investments that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2005, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2005.

In recent years, we have been required to make restatements and reclassifications of our financial statements. Such restatements and reclassifications call into question the effectiveness of our disclosure controls and procedures. In 2004, we hired a consultant to examine and consider enhancements to such controls and procedures. The consultant's work will continue throughout 2005. In 2005, we have hired three new personnel - a Chief Financial Officer, a Controller, and an Information Technology Director - whose functions will include improving our controls and procedures.

We have made no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6. Exhibits.

The following are being filed as exhibits to this Report:

       Exhibit No.                   Description of Exhibit
       -----------   ---------------------------------------------------
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

                                            SLS INTERNATIONAL, INC.
                                            -----------------------
                                            (Registrant)

Date: November 14, 2005                     By: /s/ Michael L. Maples
                                                ---------------------
                                            Michael L. Maples
                                            Chief Financial Officer
                                            (Principal Financial Officer)