Form 10-Q/A
period 2005-03-31
SLS INTERNATIONAL INC
filed 2005-11-16
CIK 1121785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 2

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

                                EXPLANATORY NOTE

         SLS International, Inc. is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the U.S. Securities and Exchange Commission on May 16, 2005 and previously amended on August 3, 2005, to re-classify warrants issued in January 2005 as a long-term liability in accordance with EITF 00-19. This Amendment No. 2 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the year ended December 31, 2004. This re-classification has resulted in the following changes to our financial statements:

         o On our balance sheet, we now show a new long-term liability "Accrued liability - D Warrants."

         o On our balance sheet dated March 31, 2005, total liabilities increased, contributed capital - common decreased, retained deficit decreased, and total shareholders' equity decreased.

         o On our statement of operations, we now show a "Gain on valuation of D warrants," which resulted in an increase in other income, and decreases in loss before income tax, net loss, net loss available to common shareholders, and basic and diluted loss per share.

         o On our statement of cash flows, the net loss is decreased, and is completely offset by a new line for "Gain on valuation of D warrants."

         A further description of this classification as a long-term liability is provided in the revised seventh paragraph of Note 3 to the financial statements.

         This Amendment No. 2 affects the original financial statements and the footnotes as originally filed, only to the extent described above. We have also made revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes in our financial statements. This Amendment No. 2 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on May 16, 2005 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modifications described in this Explanatory Note. This Amendment No. 2 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q, Amendment No. 1 thereto filed August 3, 2005, and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
        ---------------------

                            SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                            SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       March 31,        December 31,
                                                                                         2005              2004
                                                                                     ------------      ------------
                                                                                     (unaudited)        (audited)
Assets
Current assets:
     Cash                                                                            $  4,814,195      $ 10,712,858
     Certificates of deposit                                                            4,000,000                --
     Accounts receivable, less allowance for doubtful accounts of
       $45,000 as of March 31, 2005 and December 31, 2004                                 362,822           271,429
     Inventory                                                                          2,063,503         1,908,588
     Deposits - inventory                                                                 126,461            50,000
     Deposits - merger                                                                         --           100,000
     Prepaid expenses and other current assets                                            101,440           192,817
                                                                                     ------------      ------------
              Total current assets                                                     11,468,421        13,235,692
                                                                                     ------------      ------------

Fixed assets:
     Building                                                                           3,500,240                --
     Vehicles                                                                             255,044            51,949
     Equipment                                                                            234,805           234,805
     Leasehold improvements                                                               245,681           245,681
     Construction in progress                                                             320,508                --
                                                                                     ------------      ------------
                                                                                        4,556,278           532,435
Less accumulated depreciation                                                             141,472           105,131
                                                                                     ------------      ------------
              Net fixed assets                                                          4,414,806           427,304
                                                                                     ------------      ------------
                                                                                     $ 15,883,227      $ 13,662,996
                                                                                     ============      ============
Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt and notes payable                          $     29,101      $     29,101
     Accounts payable                                                                     192,776           346,980
     Accrued liabilities                                                                   36,224           630,503
                                                                                     ------------      ------------
              Total current liabilities                                                   258,101         1,006,584

Accrued liability - D Warrants                                                            606,184                --
Notes payable, less current maturities                                                      9,732            10,951
                                                                                     ------------      ------------
              Total liabilities                                                           874,017         1,017,534
                                                                                     ------------      ------------

Commitments and contingencies:
Shareholders' equity:
     Preferred stock, Series A, $.001 par, 2,000,000 shares
       authorized; 233,700 and 346,873 shares issued as of
       March 31, 2005 and December 31, 2004                                                   234               347
     Preferred stock, Series B, $.001 par, 1,000,000 shares
       authorized; 193,050 and 196,050 shares issued as of
       March 31, 2005 and December 31, 2004                                                   193               196
     Preferred stock, Series C, $.001 par, 25,000 shares
       authorized; 14,450 and no shares issued as of
       March 31, 2005 and December 31, 2004                                                    14                --
     Deposits on Preferred stock, Series C                                                     --         8,849,420
     Contributed capital - preferred                                                   20,626,936         6,776,665
     Common stock, $.001 par; 75,000,000 shares authorized;
       43,032,810 shares and 41,751,080 shares issued as of
       March 31, 2005 and December 31, 2004                                                43,034            41,752
     Common stock not issued but owed; 703,071 and
       300,000 shares at March 31, 2005 and December 31, 2004                                 703               300
     Contributed capital - common                                                      24,709,498        21,882,091
     Unamortized cost of stock issued for services                                     (1,830,070)       (1,363,973)
     Retained deficit                                                                 (28,541,333)      (23,541,337)
                                                                                     ------------      ------------
              Total shareholders' equity                                               15,009,210        12,645,461
                                                                                     ------------      ------------
                                                                                     $ 15,883,227      $ 13,662,996
                                                                                     ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For the Three Months
                                                         Ended March 31,
                                                ------------------------------
                                                    2005              2004
                                                ------------      ------------
Revenue                                         $    824,720      $    420,916
Cost of sales                                        486,162           252,916
                                                ------------      ------------
Gross profit                                         338,558           168,000
General and administrative expenses                3,032,430         2,956,689
                                                ------------      ------------
Loss  from  operations                            (2,693,872)       (2,788,689)

Other income (expense):
      Interest expense                                  (438)             (505)
      Gain on valuation of D warrants                899,928                --
      Interest and miscellaneous, net                 48,176             5,376
                                                ------------      ------------
                                                     947,667             4,871
                                                ------------      ------------
Loss before income tax                            (1,746,205)       (2,783,818)
Income tax provision                                      --                --
                                                ------------      ------------
Net loss                                          (1,746,205)       (2,783,818)
                                                ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock       (3,246,112)         (971,477)
Dividend - preferred series C                         (7,678)               --
                                                ------------      ------------
Net loss availiable to common shareholders      $ (4,999,995)     $ (3,755,295)
                                                ============      ============

Basic and diluted loss per share                $      (0.12)     $      (0.13)
                                                ============      ============
Weighted average shares outstanding               42,697,378        28,743,930
                                                ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                        ------------------------------
                                                                            2005               2004
                                                                        ------------      ------------
Operating activities:
     Net loss                                                           $ (1,746,205)     $ (2,783,818)
     Adjustments to reconcile net income to cash flows
       from operating activities:
          Depreciation and amortization                                       36,341            10,823
          Amortization of cost of stock issued for services                  253,903            70,005
          Expense of stock & options granted for services                    871,175           718,088
          Goodwill impairment charge                                              --         1,148,502
          Gain on valuation of D warrants                                   (899,928)               --
     Change in assets and liabilities:
          Accounts receivable, less allowance for doubtful accounts          (91,393)           43,298
          Inventory                                                         (154,915)         (258,068)
          Deposits - inventory                                               (76,461)               --
          Deposits - merger                                                  100,000                --
          Prepaid expenses and other current assets                           91,376                --
          Accounts payable                                                  (154,204)          (53,483)
          Accrued liabilities                                               (594,278)               90
                                                                        ------------      ------------
          Cash used in operating activities                               (2,364,589)       (1,104,563)
                                                                        ------------      ------------
Investing activities:
     Investment in certificates of deposit                                (4,000,000)               --
     Additions of fixed assets                                            (4,023,843)          (56,743)
                                                                        ------------      ------------
          Cash provided by (used in) investing activities                 (8,023,843)          (56,743)
                                                                        ------------      ------------
Financing activities:
     Sale of stock, net of expenses                                        4,490,988         2,671,850
     Acquistion of subsidiary                                                     --          (300,000)
     Borrowing on notes payable                                                   --                --
     Repayments of notes payable                                              (1,219)             (888)
                                                                        ------------      ------------
          Cash provided by financing activities                            4,489,769         2,370,962
                                                                        ------------      ------------
Increase (decrease) in cash                                               (5,898,663)        1,209,656
Cash, beginning of period                                                 10,712,858         1,482,786
                                                                        ------------      ------------
Cash, end of period                                                     $  4,814,195      $  2,692,442
                                                                        ============      ============
Supplemental cash flow information:
     Interest paid                                                      $        438      $         --
     Income taxes paid (refunded)                                                 --                --
     Dividend -preferred series C paid in common stock                         7,678                --

Noncash investing activities:
     Stock issued and options granted for services                      $    871,175      $    718,088

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

       Attached to each Series C Preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. Using the Black-Scholes model for pricing, the Class D warrants were valued at $1,506,112. In accordance with EITF 00-19, the warrants were recorded as a long-term liability and will be revalued at the end of each future quarter. As of March 31, 2005, the warrants were valued at $606,184. A gain from the valuation of D warrants of $899,928 has been recognized in the quarter ended March 31, 2005.

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

         Other income (expense) increased to net other income of $947,667 in the 2005 first quarter as compared to net other income of $4,871 in the 2004 first quarter, primarily due to a non-cash gain on valuation of D warrants in the amount of $899,928, as well as increased amounts of cash following our private placement of Series C Convertible Preferred Stock, which earned interest in bank accounts and certificates of deposit.

         Due principally to the gross profit increase and the increase in net other income, partially offset by the slight increase in general and administrative expense, our net loss decreased to $1,746,205 in the first quarter of 2005 as compared to a net loss of $2,783,818 in the comparable quarter of 2004.

FINANCIAL CONDITION

         On March 31, 2005, our current assets exceeded current liabilities by $11,210,757, compared to an excess of $12,229,108, on December 31, 2004. Total assets exceeded total liabilities by $15,009,210, compared to an excess of total assets over total liabilities of $12,645,461 on December 31, 2004. The changes in working capital, total assets, and total liabilities were principally due to the receipt of $13,340,408 in net proceeds from the closing of our private placement ($8,849,420 of which had been received prior to December 31, 2004) and the purchase of our new headquarters and manufacturing facility for $3,500,000. In the first quarter of 2005, we also invested $203,095 for a new vehicle, $320,508 for improvements to the new headquarters and manufacturing facility, reduced accounts payable by $154,204, and reduced accrued liabilities by

$594,716, as we paid a $600,000 liability accrued at December 31, 2004 for a finder's fee in connection with the January 2005 private placement of Series C Preferred Stock. We also recorded the warrants issued in the January 2005 private placement as a long-term liability in accordance with EITF 00-19, and revalued the warrants on March 31, 2005 at $606,184. Deposits - Merger decreased to $0, as we wrote off the $100,000 paid pursuant to Bohlender-Graebener Corporation upon expiration of such agreement. Deposits - Inventory increased by approximately $76,000 as we placed additional orders for materials to meet our increased production levels. On March 31, 2005, we had a backlog of orders of approximately $150,000.

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

                                             SLS INTERNATIONAL, INC.
                                             (Registrant)





Date: November 16, 2005                         By /s/ John Gott
                                                   -----------------------------
                                                   John Gott
                                                   President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)