Form 10-Q/A
period 2005-06-30
SLS INTERNATIONAL INC
filed 2005-11-17
CIK 1121785

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

                                EXPLANATORY NOTE

         SLS International, Inc. is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the U.S. Securities and Exchange Commission on August 15, 2005 and previously amended on August 30, 2005, to re-classify warrants issued in January 2005 as a long-term liability in accordance with EITF 00-19. This Amendment No. 2 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the year ended December 31, 2004. This re-classification has resulted in the following changes to our financial statements:

         o On our balance sheet, we now show a new long-term liability "Accrued liability - D Warrants."

         o On our balance sheet dated June 30, 2005, total liabilities increased, contributed capital - common decreased, retained deficit decreased, and total shareholders' equity decreased.

         o On our statement of operations for each of the three months ended June 30, 2005 and the six months ended June 30, 2005, we now show a "Gain on valuation of D warrants," which resulted in an increase in other income, and decreases in loss before income tax, net loss, net loss available to common shareholders, and basic and diluted loss per share.

         o On our statement of cash flows, the net loss is decreased, and is completely offset by a new line for "Gain on valuation of D warrants."

         A further description of this classification as a long-term liability is provided in the revised tenth paragraph of Note 3 to the financial statements.

         This Amendment No. 2 affects the original financial statements and the footnotes as originally filed, only to the extent described above. We have also made revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes in our financial statements. This Amendment No. 2 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on August 15, 2005 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modifications described in this Explanatory Note. This Amendment No. 2 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q, Amendment No. 1 thereto filed August 30, 2005, and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  June 30,        December 31,
                                                                                    2005              2004
                                                                                ------------      ------------
                                                                                (unaudited)        (audited)
Assets
Current assets:
    Cash                                                                        $  1,807,915      $ 10,712,858
    Certificates of deposit                                                        4,500,000                --
    Accounts receivable, less allowance for
      doubtful accounts of $45,000 as of
      June 30, 2005 and December 31, 2004                                            497,554           271,429
    Inventory                                                                      2,708,115         1,908,588
    Deposits - inventory                                                             194,240            50,000
    Deposits - merger                                                                     --           100,000
    Prepaid expenses and other current assets                                        950,754           192,817
                                                                                ------------      ------------
              Total current assets                                                10,658,579        13,235,692
                                                                                ------------      ------------
Fixed assets:
    Building                                                                       4,161,230                --
    Vehicles                                                                         283,233            51,949
    Equipment                                                                        405,833           234,805
    Leasehold improvements                                                                --           245,681
                                                                                ------------      ------------
                                                                                   4,850,296           532,435
Less accumulated depreciation                                                        177,277           105,131
                                                                                ------------      ------------
              Net fixed assets                                                     4,673,019           427,304
                                                                                ------------      ------------

Prepaid expenses                                                                     126,186                --
                                                                                ------------      ------------

                                                                                $ 15,457,784      $ 13,662,996
                                                                                ============      ============

Liabilities and Shareholders' Equity
Current liabilities:
    Current maturities of long-term debt                                        $        760      $     29,101
    Accounts payable                                                                 921,215           346,980
    Customer deposits                                                                150,275                --
    Accrued liabilities                                                               23,410           630,503
                                                                                ------------      ------------
              Total current liabilities                                            1,095,660         1,006,584

Accrued liability - D warrants                                                       237,662                --
Notes payable, less current maturities                                                 8,512            10,951
                                                                                ------------      ------------
                                                                                   1,341,834         1,017,534
                                                                                ------------      ------------
Commitments and contingencies:
Shareholders' equity:
    Preferred stock, Series A, $.001 par, 2,000,000 shares
      authorized; 153,000 and 346,873 shares issued as of
      June 30, 2005 and December 31, 2004                                                153               347
    Preferred stock, Series B, $.001 par, 1,000,000 shares
      authorized; 182,200 and 196,050 shares issued as of
      June 30, 2005 and December 31, 2004                                                182               196
    Preferred stock, Series C, $.001 par, 25,000 shares
      authorized; 14,450 and no shares issued as of
      June 30, 2005 and December 31, 2004                                                 14                --
    Deposits on Preferred stock, Series C                                                 --         8,849,420
    Contributed capital - preferred                                               19,943,041         6,776,665
    Common stock, $.001 par; 75,000,000 shares authorized;
      44,488,310 shares and 41,751,080 shares issued as of
      June 30, 2005 and December 31, 2004                                             44,489            41,752
    Common stock not issued but owed; 1,428,071 and
      300,000 shares at June 30, 2005 and December 31, 2004                            1,428               300
    Contributed capital - common                                                  28,326,499        21,882,091
    Unamortized cost of stock issued for services                                 (1,656,168)       (1,363,973)
    Unamortized cost of stock issued for compensation                             (2,390,034)               --
    Retained deficit                                                             (30,153,654)      (23,541,337)
                                                                                ------------      ------------
              Total shareholders' equity                                          14,115,950        12,645,461
                                                                                ------------      ------------
                                                                                $ 15,457,784      $ 13,662,996
                                                                                ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For the Three Months
                                                          Ended June 30,
                                                  ------------------------------
                                                      2005               2004
                                                  ------------      ------------
Revenue                                           $    855,353      $    505,306
Cost of sales                                          632,716           228,266
                                                  ------------      ------------
Gross profit                                           222,637           277,040
General and administrative expenses                  1,987,485         2,912,239
                                                  ------------      ------------
Loss  from  operations                              (1,764,848)       (2,635,199)

Other income (expense):
      Interest expense                                      --              (514)
      Interest and miscellaneous, net                   18,162            11,327
      Gain on valuation of D warrants                  368,522                --
      Gain (loss) on disposal of fixed assets         (234,158)            3,000
                                                  ------------      ------------
                                                       152,527            13,813
                                                  ------------      ------------

Loss before income tax                              (1,612,322)       (2,621,386)
Income tax provision                                        --                --
                                                  ------------      ------------
Net loss                                            (1,612,322)       (2,621,386)
                                                  ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock                 --        (1,737,908)
                                                  ------------      ------------
Net loss availiable to common shareholders        $ (1,612,322)     $ (4,359,294)
                                                  ============      ============

Basic and diluted loss per share                  $      (0.04)     $      (0.15)
                                                  ============      ============

Weighted average shares outstanding                 44,552,714        29,280,447
                                                  ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                         For the Six Months
                                                           Ended June 30,
                                                  ------------------------------
                                                      2005               2004
                                                  ------------      ------------
Revenue                                           $  1,680,073      $    926,222
Cost of sales                                        1,118,878           481,182
                                                  ------------      ------------
Gross profit                                           561,195           445,040
General and administrative expenses                  5,019,915         5,868,928
                                                  ------------      ------------
Loss  from  operations                              (4,458,720)       (5,423,888)

Other income (expense):
      Interest expense                                    (438)           (1,019)
      Interest and miscellaneous, net                   66,339            16,703
      Gain on valuation of D warrants                1,268,450                --
      Gain (loss) on disposal of fixed assets         (234,158)            3,000
                                                  ------------      ------------
                                                     1,100,193            18,684
                                                  ------------      ------------
Loss before income tax                              (3,358,526)       (5,405,204)
Income tax provision                                        --                --
                                                  ------------      ------------
Net loss                                            (3,358,526)       (5,405,204)
                                                  ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock         (3,246,112)       (2,709,385)
Premium - preferred series C                            (7,678)               --
                                                  ------------      ------------
Net loss availiable to common shareholders        $ (6,612,316)     $ (8,114,589)
                                                  ============      ============

Basic and diluted loss per share                  $      (0.15)     $      (0.28)
                                                  ============      ============

Weighted average shares outstanding                 43,535,818        29,067,313
                                                  ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                       ------------------------------
                                                                           2005              2004
                                                                       ------------      ------------
Operating activities:
     Net loss                                                          $ (3,358,526)     $ (5,405,203)
     Adjustments to reconcile net income to cash flows
       from operating activities:
         Depreciation and amortization                                       83,668            25,309
         Amortization of cost of stock issued for services                  427,805           140,008
         Expense of stock & options granted for services                    916,335         2,416,569
         Compensation expense for stock sold to employees                   475,000                --
         Gain on disposal of fixed assets                                   234,158            (3,000)
         Goodwill impairment charge                                              --         1,148,502
         Gain on valuation of D warrants                                 (1,268,450)               --
     Change in assets and liabilities:
         Accounts receivable, less allowance for doubtful accounts         (226,125)          (77,975)
         Inventory                                                         (799,527)         (427,969)
         Deposits - inventory                                              (144,240)         (220,457)
         Deposits - merger                                                  100,000                --
         Prepaid expenses and other current assets                         (884,124)               --
         Accounts payable                                                   574,234          (101,130)
         Customer deposits                                                  150,275                --
         Accrued liabilities                                               (607,092)           16,437
                                                                       ------------      ------------
         Cash used in operating activities                               (4,326,608)       (2,488,909)
                                                                       ------------      ------------
Investing activities:
     Investment in certificates of deposit                               (4,500,000)               --
     Proceeds from disposal of fixed assets                                      --             3,000
     Additions of fixed assets                                           (4,563,541)         (148,458)
                                                                       ------------      ------------
         Cash provided by (used in) investing activities                 (9,063,541)         (145,458)
                                                                       ------------      ------------
Financing activities:
     Sale of stock, net of expenses                                       4,515,988         4,928,350
     Acquistion of subsidiary                                                    --          (400,000)
     Repayments of notes payable                                            (30,780)           (2,107)
                                                                       ------------      ------------
         Cash provided by financing activities                            4,485,208         4,526,243
                                                                       ------------      ------------
Increase (decrease) in cash                                              (8,904,942)        1,891,876
Cash, beginning of period                                                10,712,858         1,482,786
                                                                       ------------      ------------
Cash, end of period                                                    $  1,807,915      $  3,374,662
                                                                       ============      ============
Supplemental cash flow information:
     Interest paid                                                     $      8,388      $         --
     Premium -preferred series C paid in common stock                         7,678                --

Noncash investing activities:
     Stock issued and options granted for services                     $    916,335      $  2,416,569

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

         Attached to each Series C Preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. Using the Black-Scholes model for pricing, the Class D warrants were valued at $1,506,112. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 3.64%; strike price of $6.00; market price of $2.79; volatility rate of 29.73%; and a yield rate of 0.00%. In accordance with EITF 00-19, the warrants were recorded as a long-term liability and will be revalued at the end of each future quarter. As of June 30, 2005, the warrants were valued at $237,662. A gain from the valuation of D warrants of $1,268,450 has been recognized in the six months ended June 30, 2005.

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
                                                          =========        =========

Other income (expense) increased to net other income of $152,527 in the 2005 second quarter as compared to net other income of $13,813 in the 2004 second quarter, primarily due to a non-cash gain on valuation of D warrants in the amount of $368,522, partially offset by a $234,158 loss on the disposal of leasehold improvements made to our previous office and factory facility.

Due principally to the decrease in general and administrative expense, our net loss decreased to $1,612,322 in the second quarter of 2005 as compared to a net loss of $2,621,386 in the comparable quarter of 2004.

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
                                                           =========           =========

Other income (expense) increased to net other income of $1,100,193 in the 2005 period as compared to net other income of $18,684 in the 2004 period, primarily due to a non-cash gain on valuation of D warrants in the amount of $899,928 and interest earned on cash and certificates of deposit related to cash received from our private placement of Series C Convertible Preferred Stock, partially offset by a $234,158 loss on the disposal of leasehold improvements made to our previous office and factory facility.

Due primarily to the decrease in general and administrative expenses and the increase in net other income, our net loss decreased to $3,358,526 in the first half of 2005 as compared to a net loss of $5,405,204 in the first half of 2004.

FINANCIAL CONDITION

On June 30, 2005, our current assets exceeded current liabilities by $9,562,919, compared to an excess of $12,229,108, on December 31, 2004. Total assets exceeded total liabilities by $14,115,950, compared to an excess of total assets over total liabilities of $12,645,461 on December 31, 2004. The changes in working capital, total assets, and total liabilities were principally due to the receipt of $13,340,408 in net proceeds from the closing of our January 2005 private placement ($8,849,420 of which had been received prior to December 31, 2004) and the purchase of our new headquarters and manufacturing facility for $3,500,000. In the first half of 2005, we also invested $231,284 for new vehicles, $661,209 for improvements to the new headquarters and manufacturing facility, and $171,028 for new equipment.

Our operations used cash of $4,326,628 for the first half of 2005 which was primarily attributable to the net loss of $4,626,976 recognized during the period; an increase in inventory of $799,527; a reduction of accrued liabilities by $607,092, as we paid a $600,000 liability accrued at December 31, 2004 for a finder's fee in connection with the January 2005 private placement; and an increase in prepaid expenses and other current assets of $884,124 primarily related to prepaid advertising associated with our national branding campaign. We also recorded the warrants issued in the January 2005 private placement as a long-term liability in accordance with EITF 00-19, and revalued the warrants on June 30, 2005 at $237,662. Deposits - Merger decreased to $0, as we wrote off the $100,000 paid to Bohlender-Graebener Corporation upon expiration of our agreement. On June 30, 2005, we had a backlog of orders of approximately $540,000.

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

                                             SLS INTERNATIONAL, INC.
                                             -----------------------
                                             (Registrant)


Date: November 16, 2005                   By /s/ Michael L. Maples
                                             -----------------------------
                                             Michael L. Maples
                                             Chief Financial Officer
                                             (Principal Financial Officer)