Form 10-K
period 2005-12-31
SLS INTERNATIONAL INC
filed 2006-03-31
CIK 1121785

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-K
                               __________________


                 [X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                        Commission file number 001-31323

                               __________________

                             SLS INTERNATIONAL, INC.
                               __________________

Incorporated under the Laws of the            I.R.S. Employer Identification No.
      State of Delaware                                  52-2258371


                     1650 W. JACKSON, OZARK, MISSOURI 65721
                                 (417) 883-4549

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                  Common Stock

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

         Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act: Large accelerated filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         The aggregate market value of our common stock held by nonaffiliates was approximately $45,277,301 on March 21, 2006. On March 21, 2006, 46,608,310
shares of our common stock were outstanding, and the closing price per share of our common stock was $1.13.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1        Business......................................................  1
Item 1A       Risk Factors..................................................  9
Item 1B       Unresolved Staff Comments..................................... 16
Item 2        Properties.................................................... 16
Item 3        Legal Proceedings............................................. 16
Item 4        Submission of Matters to a Vote of Security Holders........... 17

PART II

Item 5         Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities......... 17
Item 6         Selected Financial Data...................................... 18
Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 19
Item 8         Financial Statements and Supplementary Data.................. 23
Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................... 24
Item 9A        Controls and Procedures...................................... 24
Item 9B        Other Information............................................ 24

PART III

Item 10        Directors and Executive Officers of the Registrant........... 25
Item 11        Executive Compensation....................................... 25
Item 12        Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................... 25
Item 13        Certain Relationships and Related Transactions............... 25
Item 14        Principal Accountant Fees and Services....................... 25
Item 15        Exhibits and Financial Statement Schedules................... 26

SIGNATURES.................................................................. 29

FINANCIAL STATEMENTS TABLE OF CONTENTS...................................... F-1

                                     PART I

ITEM 1.  BUSINESS.

         We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers; a Commercial Line of loudspeakers; Home Theater systems; a line for recording and broadcast studios; a line for contractor installations and touring companies; a line of in-wall, in-ceiling and outdoor loudspeakers; and a line for the cinema and movie theater market.

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

         One key element of our strategy has been to raise customer awareness by entering into endorsement and promotion agreements with several music and entertainment industry performers and producers, including Gordon Sumner (professionally known as "Sting"), Quincy Jones and Mark Burnett. Further, in an effort to begin selling to the retail market, our corporate sales department has recently targeted major "big box" retailers. In 2005, these efforts resulted in a 100-store test market of our Q-Line Silver home theater system (developed in conjunction with Quincy Jones) at a Fortune 50 retailer. In 2006, we plan to initiate sales of our Q-Line Gold home theater system (also developed in conjunction with Quincy Jones) at a major U.S. electronics retailer. We anticipate the launch of this retail program to coincide with a feature of the Q-Line Gold on the reality television show "Apprentice," produced by Mark Burnett, in the second quarter of 2006.

         SLS International, Inc. was formed on July 25, 2000 and had no previous operations. On the same date, this corporation merged with Sound and Lighting Specialist Inc., its sole shareholder, and SLS International, Inc. was the surviving corporation. In 2004, we acquired Evenstar, Inc. through a merger with and into our subsidiary Evenstar Mergersub, Inc. The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report. Our executive offices are located at 1650 West Jackson, Ozark, Missouri, 65721, with telephone number (417) 883-4549.

         Our website is www.slsloudspeakers.com. Our annual reports on Form 10-K (or Form 10-KSB) filed with the U.S. Securities and Exchange Commission are available on our website. Our quarterly reports on Form 10-Q (or Form 10-QSB) and current reports on Form 8-K are not yet available on the website, but we will provide electronic or paper copies of these reports free of charge upon written request.

RECENT EVENTS

         On March 9, 2006, we announced the signing of a master Vendor Agreement with Best Buy Co., Inc. Under the terms of the Vendor Agreement, Best Buy will distribute the new Q Line Gold Home Theater Surround Sound System in 618 Best Buy locations throughout the U.S. commencing in May, 2006. The agreement provides that Best Buy will purchase the first 3,090 units of the Q Line Gold Home Theater Surround System that we supply. Following the sale of the initial order of 3,090 units, all additional units will be supplied to Best Buy on a consignment basis.

DEVELOPMENT OF RIBBON DRIVER LOUDSPEAKERS

         The function of loudspeakers is the accurate reproduction of sound delivered to an audience, whether in small or large venues. Loudspeakers traditionally have consisted in part of a component called a compression driver to achieve high-volume sound. The compression driver makes the mid-range and high frequency or treble sounds and a woofer makes the low frequency or bass sounds. Compression drivers consist of a diaphragm enclosed in a chamber. The diaphragm is typically formed as a partial sphere, similar to a ball that has been cut in half. The edges of the diaphragm are then wound many times with a fine electrical wire called a voice coil. Electrical current from an amplifier is sent through the wire and the diaphragm vibrates to produce the sound wave. The diaphragm is enclosed in a chamber with the sound exiting out of a relatively small hole that increases the velocity of the sound, similar to forcing air or water through a small hole to increase its velocity. The disadvantage of the compression driver is that before the sound waves are forced through the small hole they first bounce around inside the chamber and become distorted, which tends to produce its own resonant sound resulting in listening fatigue for audiences.

         Early versions of compression drivers used a diaphragm made of a linen-based manmade resin material. Today, compression drivers use a diaphragm made from aluminum or titanium and can produce the same high volume but with higher frequency sounds. Although today's compression drivers are superior to those of the past due to the new materials, the negative aspects of producing its own sound still exist to a degree because of the nature of the design of the compression driver.

         Ribbon drivers work in a different manner than compression drivers. The diaphragm of the ribbon driver is a flat piece of mylar plastic or, in the case of our ribbon drivers, a high temperature Kapton plastic. These materials are considerably thinner and lighter than the linen or even the aluminum or titanium diaphragms of the compression drivers. The ribbon diaphragm is laminated on one side with a thin coating of aluminum. This aluminum is then chemically etched to leave wire-like traces of aluminum that act as a voice coil, vibrating the diaphragm when current is applied. The diaphragm of the ribbon driver is not in a chamber and is open and visible to the air. The sound waves are not restricted and therefore they do not have the resonant, and therefore distorted, properties of the compression driver. Because the diaphragm of the ribbon driver is so thin and light, it reacts quickly to the electrical signal and does not introduce new or resonated sounds created by the material of the diaphragm itself, resulting in a more pure reproduction of the sound source without adding tones from the ribbon driver.

         In 2000, we retained Igor Levitsky, an electro-acoustics engineer, to develop a new technology ribbon driver for us. We requested that he develop two different-sized ribbon drivers and we paid a fixed fee for his work. The ribbon driver that we have developed uses new lightweight high-powered magnets and plastics that can withstand high temperatures. This design enables the speaker system to have increased power-handling ability and higher sound volume with substantial reliability and clarity.

         As we developed our ribbon driver line of loudspeakers we relied on our Tef 20 computer acoustic measurement system to analyze and measure sound waves. This system is the industry standard used by most of the major loudspeaker manufacturers in the design and manufacture of loudspeaker systems. Our Tef 20 system indicated that the ribbon driver systems that we were designing were superior in several ways to compression driver systems. The ribbon driver system had a smoother frequency response. The level of mid-range sound and treble sound was more even and therefore the loudspeaker reproduced sound in a more natural manner. Also, the ribbon driver did not produce the same level of distortion when played at higher sound pressure levels, as compared to the compression driver. These attributes resulted in a positive customer reaction to the quality of sound.

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

         We estimate that we spent $124,379 in 2005, $77,065 in 2004 and $31,435 in 2003 on research and development activities. None of these costs are borne directly by our customers.

PRODUCTS

         We sell our speaker systems in seven product lines:

         o The Professional Contractor Speaker System, a more expensive "Professional" line
         o    The Universal Series Speaker System, a less expensive
              "Commercial" line
         o    The Home Theater Speaker Systems
         o    The Studio Series, for recording and broadcast studios
         o The Ribbon Line Array (RLA) Series, for contractor installations and touring companies
         o The Design Series, consisting of in-wall, in-ceiling and outdoor speakers for home theater and commercial installations
         o    The Cinema Line for the cinema and movie theater market

         Sales of the Commercial line and Professional line of loudspeakers began in 2001. The Home Theater Systems, the Studio Series, the RLA Series and the Design Series were all developed in 2002 and 2003. In March 2004 we displayed our Cinema line of loudspeakers for the first time at the annual Show West Cinema trade show, and in December 2004, we made our first installation of cinema systems using ribbon drivers.

         Our Professional Contractor Speaker System line now consists of eighteen models of speaker systems, each model consisting of a speaker cabinet and components of ribbon drivers that provide the treble sounds and woofers that provide the bass sounds. This line is usually sold to large contractors and installed in churches, theaters, school auditoriums, casinos, night clubs and touring production companies.

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

         We recently developed a new line of loudspeakers for the home theater market. We intend to direct a substantial effort to capture a greater share of the home theater market. The home theater market requires equipment that uses five or more speakers placed around a room. This configuration provides the listener with "surround sound" similar to a movie theater experience. Almost all current movies are now produced in surround sound, which uses at least five speakers plus a sub-woofer system. Our Home Theater Loudspeaker System consists of four models that use the smallest unit of our Professional Contractor Loudspeaker System as their basis.

         In 2005 we developed, in conjunction with Quincy Jones, a line of 5.1 Home Theater systems called the "Q-Line." We launched the Q-Line Silver in 2005 in a 100-store test market at a Fortune 50 retailer. We intend to launch the Q-Line Gold in 2006.

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

         We re-packaged certain models of our Professional Contractor Sound Systems and Universal Series for the cinema and movie theater market by simplifying the cabinetry. In a typical movie house, the speakers are not displayed in view of the public, which allows for simplified cabinetry. The new cabinetry is designed to be less costly, as are the other components, which we expect to provide our representatives with a cost advantage in marketing our system to cinema owners. At present, a total of ten models have been repackaged for this line. They were introduced to cinema companies in 2004 and sales of the Cinema Line grew at a rapid pace in 2005.

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

         Sales of each product line over the last three years, as a percentage of total sales, were as follows:

          PRODUCT LINE                      2005           2004           2003
          ------------                      ----           ----           ----
          RLA Series                        41.3%          41.1%          55.7%
          Cinema Line                       16.6%           3.5%             0
          Professional Contractor           11.9%          14.2%          15.9%
          Home Theater                      11.4%          13.7%          10.2%
          Universal Series                   7.8%          14.1%           8.6%
          Design Series                      6.4%           6.5%           1.5%
          Studio Series                      1.6%           1.3%           2.7%
          Miscellaneous                      3.0%           5.6%           5.4%

Miscellaneous revenue primarily consists of spare and replacement parts.

MANUFACTURING AND SOURCING

         We generally design and manufacture our own cabinets for our product lines, and on occasion contract certain models manufactured by independent, established, local and other woodcrafters. These manufacturers construct the cabinetry to our specifications. Our ribbon drivers are either directly manufactured or purchased from a non-affiliated manufacturer. The manufacture of our own ribbon drivers has resulted in a meaningful reduction in costs, as well as greater quality control. and we expect that it will enable our products to be more competitively priced. We do not manufacture the woofers used in our speakers. The principal suppliers of our woofers are Belisle Acoustics, Eminence, PHL, Beyma, and Seas Speaker Component Manufacturers.

         We use suppliers in foreign countries to produce components that are used in some models of our ribbon drivers and our headphone elements. Also, products used in our consumer and home theater product lines are manufactured by companies offshore. These companies are diverse and produce many products for other leading electronics companies and have capacities to deliver product quantities that far exceed our expected needs.

         Our sources of supply of other component sub-parts are all competitively priced and we have a sufficient number of other sources of supply available to us should the need arise for additional components. If an existing relationship with any current supplier terminates, we do not expect to have any difficulty in replacing that source.

         Our manufacturing and assembly operations for our core products, including our commercial and cinema lines, are performed at our headquarters in Ozark, Missouri. All of our fixed assets are located in the United States.

SALES AND MARKETING

         Our corporate sales department and our independent consultants are building strong relationships with potential customers including several of the world's leading "big box" retail outlets. Also, the introduction of our Cinema Line in late 2004 and 2005 has been well received, resulting in rapid growth of this product line in 2005. These early results indicate that the Cinema Line will be a good source of revenue in the coming years.

         One key element of our strategy has been to raise customer awareness by entering into endorsement and promotion agreements with several music and entertainment industry performers and producers, including Gordon Sumner (professionally known as "Sting"), Quincy Jones and Mark Burnett. Further, in an effort to begin selling to the retail market, our corporate sales department has recently targeted major "big box" retailers. In 2005, these efforts resulted in a 100-store test market of our Q-Line Silver home theater system (developed in conjunction with Quincy Jones) at a Fortune 50 retailer. In 2006, we plan to initiate sales of our Q-Line Gold home theater system (also developed in conjunction with Quincy Jones) at a major U.S. electronics retailer. We anticipate the launch of this retail program to coincide with a feature of the Q-Line Gold on the reality television show "Apprentice," produced by Mark Burnett, in the second quarter of 2006.

         On March 1, 2006, we had a backlog of approximately $377,000 in orders, compared to approximately $182,000 on March 31, 2005.

         Domestic. In addition to advertising in trade journals and attending industry conventions for promotion and sale of our products, we have established a network of dealers, contractors and distributors. Currently, we have approximately 200 dealers for our Professional and Commercial lines, 20 dealers for our Home Theater line, and 15 international distributors for our Professional, Commercial, and Home Theater lines. These outlets sell our products in approximately three-quarters of the U.S. and 15 foreign countries. The dealer agreements may be terminated without cause by either party on 30 days notice.

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

         As a percentage of total sales, sales outside the U.S. accounted for 14.9% of sales in 2005, 20.5% in 2004, and 27.4% in
2003.

COMPETITION

         The market for loudspeakers is highly competitive, with competition based primarily on product performance, brand recognition and price. Our speakers compete favorably in both product performance and price, but we lack brand recognition. In addition, most of our competitors are larger and more established companies with larger technical staffs, larger marketing and sales organizations, and significantly greater financial resources than we have. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They are able to devote greater resources to the development, sale and promotion of their products than we are able to devote. They may develop products that are superior in certain respects to our products or may develop products that achieve greater market acceptance.

         The nature of the market for loudspeaker products is highly competitive, with constant innovation and new technology. As a result, our products may not compete as favorably in performance and price to products that our competitors may introduce in the future.

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

PROPRIETARY TECHNOLOGY

         We are owners of proprietary ribbon driver technology for our PRD 500 models and PRD 1000 models, and we have one patent application directed to our ribbon driver technology.

         On September 5, 2002, we filed a patent application entitled "planar ribbon electro-acoustic transducer with high SPL capability and adjustable dipole/monopole low frequency radiation" in the U.S. Patent Office. Although the patent application has been filed, we cannot be certain that a patent will issue from the application or that the patent would give us an advantage over our competitors. The planar ribbon transducer allows for a greater flexibility in frequency responses required for different applications, such as high-fidelity consumer systems and multiple-driver line arrays. The different internal volumes of the transducer allows for different low-frequency characteristics for the transducer. Also, due to the design of our ribbon driver transducers, they do not produce the level of distortion as compared to conventional compression driver and dome tweeter transducers that are used by our competitors.

         On March 12, 2004, we acquired Evenstar, Inc., by a merger with and into our subsidiary, Evenstar Mergersub, Inc. As a result we became the owner of Evenstar's two patents that issued on May 13, 2003 and September 21, 2004 for Evenstar's digital amplification technology, which provides for substantially reduced production costs compared to amplifiers of comparable quality. These patents are directed to a Class D switching audio amplifier incorporating a four-state modulation that includes input-to-output drive, feedback signal isolation, dual topology output filtration and a low-inductance board layout. Since the acquisition of Evenstar, Evenstar's founder, an electrical engineer who joined SLS after we acquired his company, has been developing several models of the Evenstar amplifiers and making them ready for production. We introduced one of the models at the Audio Engineering Society convention in the fall of 2004 where it received a favorable response. The first Evenstar self-amplified SLS speakers became available in the fourth quarter of 2005 and are receiving favorable reviews by industry professionals. Also, several Evenstar models have been developed for consumer products similar to the new Q Line systems, and we expect to implement our designs into some of these new systems that are currently in the development stage.

         On May 9, 2005 we filed a provisional patent application in the U.S. Patent Office disclosing a new Evenstar amplification technique incorporating a novel modulation scheme that greatly reduces distortion, noise, and electromagnetic interference. We then filed a non-provisional patent application on June 13, 2005 to protect all common subject matter and benefit disclosed within the provisional application. We entitled this new technology "Sigma Delta Amplification" and have incorporated it into our powered studio monitor PS8R which has been available since November 2005. Two additional powered studio monitors, PS1266 and PS1065, are also being designed to offer the Evenstar Sigma Delta Amplification technology and are expected to be available in 2006. We further plan to incorporate this technology along with the previous Evenstar patents in our powered professional products with expected availability in 2007.

         On January 5, 2006, we filed a patent application in the U.S. Patent Office for a transducer, headphone and method for reducing noise. The patent application discloses planar ribbon transducer technologies that we are incorporating into our newly developed ribbon noise-canceling (RNC) headphone. Our RNC headphone offers dramatically improved noise reduction and higher sound quality than other noise-canceling headphones currently being offered in the headphone industry. Moreover, the filing of the patent application moves us a step closer to an anticipated product launch targeted for the third quarter of 2006. The RNC headphone incorporates a microphone, a planar ribbon transducer and an electrical circuit for producing and transmitting an anti-noise signal that cancels the sound waves of noise inside the ear cup of the RNC headphone. The technologies disclosed in the patent application also may be applicable to different variations of headset products that may bring new opportunities to us in the future.

         Laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do laws in the United States. Also, our domestic and international competitors may develop other technology that produces results similar to our technology. We expect that some loudspeaker models may be subject to patent infringement claims as the number of patents issued for products of our competitors grows. As a result, third parties may assert patent infringement claims against us in the future, and some of the claims may not be resolved in our favor. Any such claims, with or without merit, could be time-consuming and may result in costly litigation or may require us to enter into royalty or licensing agreements. The royalty or licensing agreements, if they become necessary, may not be available on terms that are favorable to us, or may not be available at all. In addition, we may be forced to commence litigation in the future to protect our trade secrets or proprietary rights, or to determine the validity and extent of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our energy and resources.

EMPLOYEES

         As of March 1, 2006 we have a total of 52 employees, four of which are executive, six are administrative, seven are in marketing and sales, one is in technical communications, six are in engineering, and 28 are in production. In the past, we have employed additional temporary and part-time employees to meet production obligations and fill orders. There is presently no labor union contract between any union and us. We do not anticipate our employees will seek to form or join a union for the foreseeable future.

BUSINESS STRATEGY

         Sales by our Professional, Commercial, Cinema and Design Series distributors, as well as sales by our corporate sales department to "big box "retailers, are expected to be our primary source of business in coming years. We have promoted our Professional, Commercial, Cinema and Design Series products primarily through our dealer and sales representative network, conventions and trade magazines.

         As our products gain recognition for their high-quality sound in the Professional and Commercial markets, we expect to capitalize on our reputation to market extensively to retail consumers. Our initial foray into the retail market has begun with the distribution of our Q-Line home theater systems. The Q-Line Silver has been sold in a test market of 100 stores at a Fortune 50 retailer. The retailer prohibited any marketing of the product while in such stores, but the product gained some brand recognition as our loudspeakers were used on the reality-based television series "Rock Star: INXS." In 2006, we plan to initiate sales of our Q-Line Gold home theater system at a major U.S. electronics retailer. We anticipate the launch of this retail program to coincide with a feature of the Q-Line Gold on the reality television show "Apprentice," produced by Mark Burnett, in the second quarter of 2006. Achievement of our business plan depends in large part on a significant sales increase in 2006 as a result of the launch of the Q-Line Gold home theater system.

         We intend to continue to develop products for additional segments of the consumer speaker markets, including personal sound systems that include headphones, MP-3 players, personal stereo docking stations, personal computer sound systems, and gaming system sound products as well as car audio and video systems. All of these markets have been reviewed and our technology has been implemented in several prototypes to compare to the competition. Our business plan includes the launch of one of these new products in 2006.

         We manufacture our own ribbon drivers, which provides cost savings compared to the cost of purchasing compression drivers or ribbon drivers from third parties, as well as greater quality control. We believe that both the cost savings and the quality of the lower distortion, as demonstrated by our Tef 20 analysis device, provide us with competitive advantages to establish a place in the home, commercial and professional loudspeaker markets.

         At the appropriate time, we intend to investigate possible strategic alliances with key industry participants to strengthen our image, our product components and our distribution pattern. We cannot be certain that a future alliance opportunity will present itself or, if an opportunity is presented, that it will result in a profitable working relationship.

         Our ability to develop and effectively market our existing products and new products is highly speculative and dependent on the availability of capital, our suppliers' performance, consumer acceptance of our products, performance by our competitors, and other risks, some of which are set forth below under the heading "Risk Factors."

ITEM 1A. RISK FACTORS.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE IF WE DO NOT ACHIEVE SUFFICIENT REVENUE TO ABSORB RECENT AND PLANNED EXPENDITURES.

         We have experienced significant operating losses since investing in the development of ribbon driver technology in 1998 and, through December 31, 2005 have an accumulated retained deficit of approximately $36,799,515. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses in future periods.

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

         We believe our success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and operations personnel. However, we may not be successful in identifying, attracting and retaining such personnel. Our success also depends to a great degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success depends on John Gott, Chief Executive Officer. We presently maintain key person life insurance on Mr. Gott in the amount of $5 million, and we have an employment contract with him that expires in June 2008. If we experience the loss of the services of any of our key personnel, we may be unable to identify, attract or retain qualified personnel in the future. This could make it difficult for us to manage our business and meet key objectives, or achieve or sustain profits.

OUR PATENT APPLICATION MAY NOT BE ISSUED AND EVEN IF IT IS ISSUED, WE STILL MAY NOT BE ABLE TO ADEQUATELY PROTECT THE PATENT OR OUR OTHER INTELLECTUAL PROPERTY.

         In September 2002, we filed a U.S. patent application on one portion of our proprietary ribbon driver technology. Our success will depend in significant part on our ability to obtain, preserve and defend U.S. patent protection for this technology. The patent may not be issued from the patent application. The issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it. Litigation, which could be costly and time consuming, may be necessary to enforce our current patents or any patent issued in the future or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of a patent or challenge the extent of the patent's coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial. On March 12, 2004, we acquired Evenstar, Inc., by a merger with and into our newly formed, wholly owned subsidiary, Evenstar Mergersub, Inc. Evenstar is the owner of one issued patent and a second patent that was issued in September 2004. The patents are for Evenstar's digital amplification technology, which provides for substantially reduced production costs compared to amplifiers of comparable quality. We filed two additional patents in 2005 and one more in January 2006.

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

FUTURE SALES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Future sales of substantial amounts of our common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise could have a material adverse impact on the market price for the common stock at the time. On March 6, 2006, there were approximately 15,746,613 outstanding shares of our common stock held by stockholders that are deemed "restricted securities" as defined by Rule 144 under the Securities Act. The resale of many of these shares has been registered on a registration statement filed with the U.S. Securities and Exchange Commission. Upon sale pursuant to such registration statement, the shares would no longer be restricted securities. Also, under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has held the stock for one year may, under certain circumstances, sell within any three-month period a number of restricted securities that does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a non-affiliate who has held the security for two years. Any sales of shares by stockholders pursuant to a registration statement or Rule 144 may have a depressive effect on the price of our common stock.

WE MAY HAVE LIABILITY FOR PRIOR ISSUANCES OF OUR STOCK.

         From May 1, 2002 through May 10, 2004, warrant holders exercised 2,545,800 of our Class A Warrants and 22,600 of our Class B Warrants for a total of 2,568,400 shares of common stock. The warrant holders paid an aggregate of $1,340,700 for these exercises. From May 1, 2002 through May 10, 2004, the registration statement that we filed with the U.S. Securities and Exchange Commission to register the common stock issuable upon exercise of these warrants may not have been "current" because the registration statement had not been amended to include our most recent audited financial statements. As a result, the former warrant holders may be entitled to demand a rescission of their previous exercises of common stock. We intended to, but ultimately did not, make a rescission offer in 2005 to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. The rescission offer would require us to repurchase the shares of common stock issued upon exercise of the warrants at their original exercise price, $.50 for the Class A Warrants and $3.00 for the Class B Warrants, at each warrant holder's option. If all warrant holders accepted the rescission offer, we would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect. The current market price is over the $.50 exercise price of the Class A Warrants, and if that remains true, we would expect no former holders of Class A Warrants to accept any rescission offer. The current market price is below the $3.00 exercise price of the Class B Warrants. Only 22,600 Class B Warrants were exercised during the rescission offer period, making our potential rescission liability to the former Class B Warrant holders equal to $67,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders.

         We did not make the rescission offer in 2005, as we focused instead on capital-raising, new product launches, and other activities. In 2006, we intend to determine whether to make the rescission offer or to allow the statute of limitations to continue to run through their expiration under applicable state law.

SHARES OF CONVERTIBLE PREFERRED STOCK MAY NOT HAVE BEEN VALIDLY ISSUED.

         In 2001 - 2003, we sold shares of our Convertible Preferred Stock, which is sometimes reflected in our financial statements as our Series A Preferred Stock. We subsequently discovered that the certificate of designation for the Convertible Preferred Stock had not been filed, and we made such filing in December 2004. The delay in filing the certificate of designation may have resulted in the shares of Convertible Preferred Stock not being validly issued under Delaware law. To date, we have issued 1,891,473 shares of the Convertible Preferred Stock, all of which were issued prior to the filing of the certificate of designation and 44,000 of which remain outstanding on March 21, 2006. All other shares have converted to common stock on a 10-to-1 basis, at a conversion price of $0.25 per share. We believe that the conversion to common stock cures any issues related to the potential invalid issuance of shares of Convertible Preferred Stock. We may have rescission liability for the 44,000 shares that have not converted, subject to the prior expiration of applicable statutes of limitation.

CERTAIN RESTRICTIVE COVENANTS MAY LIMIT OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND AFFECT OTHER ASPECTS OF OUR BUSINESS.

         In our January 2005 private placement of Series C Preferred Stock and warrants, we entered into a securities purchase agreement with the investors. The agreement and the certificate of designation for the Series C Preferred Stock contain numerous covenants that limit our financing and other activities, including those described in the following paragraphs. In late 2005 and early 2006, we have been attempting to raise additional capital, and the restrictions contained in this agreement and the certificate of designation, have created a significant impediment to our capital-raising efforts.

         So long as at least 3,750 shares of the Series C Preferred Stock are outstanding and held by the original purchasers thereof, we may not pay any cash dividends, make distributions, redeem or repurchase any capital stock, or repay or prepay any previously existing indebtedness of ours other than as expressly required pursuant to the terms of such indebtedness.

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

         If we issue our common stock at a price per share less than the then-current exercise price of the 6,000,000 warrants issued together with the sale of our Series C Preferred Stock, the exercise price of the warrants shall be adjusted downward pursuant to a formula set forth in the warrants.

WE ARE OBLIGATED TO REDEEM OUR SERIES C PREFERRED STOCK UPON THE OCCURRENCE OF CERTAIN EVENTS.

         Pursuant to the terms of the certificate of designation for our Series C Preferred Stock, we are required to redeem the Series C Preferred Stock upon the occurrence of certain events, including the following:

         o our common stock is suspended from trading on any of, or is not listed or quoted (and authorized) for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market, the NASDAQ Capital Market or the OTC Bulletin Board for an aggregate of ten or more trading days in any twelve-month period;

         o the registration statement that registered the resale of shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants, after being declared effective, cannot be used by the holders of Series C Preferred Stock for the resale of all of the common stock issuable to them for an aggregate of more than 20 days, subject to certain exceptions;

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

         We could be required to pay amounts to each investor upon the occurrence of certain events, including (a) the number of the investors' shares registered on the registration statement is less than the number then issued or issuable to such investors pursuant to the Series C Preferred Stock and warrants; (b) sales of our common stock can not be made pursuant to the registration statement; or (c) our common stock is not traded, listed or included for quotation, as applicable, on the OTC Bulletin Board, American Stock Exchange or other stock exchanges or certain automated quotation systems. Each of the foregoing events are, to some extent, beyond our control.

         If any of the foregoing events occur, then we would be required to pay each investor an amount equal to the product of (x) the number of shares of Series C Preferred Stock held by such investor (plus any shares of preferred stock that have been converted into shares of our common stock then held by such investor as if such shares of preferred stock had not been so converted) multiplied by the per share purchase price, multiplied by (y).02 for each thirty-day period prior to the elimination or termination of such event. Assuming that the 6,000,000 shares of Series C Preferred Stock originally issued remain the number outstanding during such periods, then the amounts payable pursuant to such provisions are $300,000 each thirty-day period.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         This item is inapplicable, as we currently have no unresolved staff comments.

ITEM 2.  PROPERTIES.

         On February 10, 2006, following the sale of our headquarters, we entered into a Lease Agreement whereby we agreed to lease our headquarters, approximately 150,000 square feet, at 1650 W. Jackson, Ozark, Missouri from FRS, LLC, a Missouri limited liability company. Pursuant to the agreement, we agreed to lease the property for ten years, with a lease rate of $37,500 per month for the first five years and $43,750 per month thereafter, with adjustments and additional charges set forth in the agreement. Under the lease, we are responsible for expenses for taxes, insurance, maintenance and utilities at the property. For accounting and tax purposes, the lease is to be treated as an operating lease. The sole member of FRS, LLC is Rick Gregg. John M. Gott, our CEO and a Director, is a Manager and a Member owning a 50% interest in Bull Creek Ranch LLC. Rick Gregg is also a Member owning a 50% interest in Bull Creek Ranch LLC. Bull Creek Ranch, LLC is a former owner of the property at 1650 W. Jackson, Ozark Missouri, but was not a party to the purchase and sale, or the lease, described above. Nevertheless, due to the common ownership of Bull Creek Ranch LLC by Messrs. Gott and Gregg, FRS, LLC may be deemed as an affiliate of SLS International, Inc. for certain purposes. We believe that the sale of real estate and lease described above were consummated on arm's-length terms.

ITEM 3.  LEGAL PROCEEDINGS.

         In 2003, we completed a private placement of shares of our Series A Preferred Stock. One of the investors in the private placement was Dr. Christopher H. Brown. Dr. Brown purchased 20,000 shares of the Series A Preferred Stock for $50,000. After we closed the offering, Dr. Brown claimed that he submitted two separate subscription agreements and two separate checks, one of which was in the name of Dr. Brown and the other in the name of his professional corporation, Christopher H. Brown, B.S. Dent., D.D.S., P.A. He specifically claims that his professional corporation sought to purchase an additional 24,000 shares of our Series A preferred stock for $60,000. We have informed Dr. Brown that we received only one subscription agreement and one check, and we have cashed only the one check. Nevertheless, Dr. Brown filed suit against us, alleging breach of contract and negligence, in the U.S. District Court for the Western District of North Carolina (Christopher H. Brown, M.D., v. SLS International, Inc., filed April 29, 2005). His First Amended Complaint seeks 24,000 preferred shares in exchange for his payment of $60,000, or alternatively "money damages in an amount to be determined at trial, based on SLS' failure to timely issue [him] 24,000 shares of preferred stock," in addition to other unspecified relief.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This item is inapplicable, as no matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "SITI.OB" on June 27, 2001. On October 13, 2005, we began trading on the American Stock Exchange under the symbol "SLS." The table below sets forth, by quarter, the sales information for our common stock as reported on the Over-the-Counter Bulletin Board and American Stock Exchange in our last two fiscal years. Prior to October 13, 2005, this information reflects bid prices, and thereafter sales prices. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

PERIOD                                                       LOW         HIGH
-----------------------------------------------------   -----------   ----------

   Quarter Ended December 31, 2005                          $0.97        $1.99
   Quarter Ended September 30, 2005                         $1.73        $2.52
   Quarter Ended June 30, 2005                              $1.90        $2.67
   Quarter Ended March 31, 2005                             $1.86        $3.04

   Quarter Ended December 31, 2004                          $1.47        $2.90
   Quarter Ended September 30, 2004                         $1.25        $2.85
   Quarter Ended June 30, 2004                              $2.21        $3.00
   Quarter Ended March 31, 2004                             $2.65        $3.46


         On March 21, 2006, there were approximately 231 holders of record of our common stock, based on information furnished by our transfer agent. On March 21, 2006, the closing price of our common stock on the American Stock Exchange was $1.13 per share. We urge you to obtain current market quotations for shares of our common stock.

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

SALES OF UNREGISTERED SECURITIES, AND REPURCHASES OF SECURITIES, DURING THE 2005 FOURTH QUARTER

         We did not issue any shares of common stock that were not registered under the Securities Act of 1933, as amended, and we did not repurchase any of our securities, during the quarter ended December 31, 2005.

EQUITY COMPENSATION PLANS

         On December 31, 2005, we had the following securities issued and available for future issuance under equity compensation plans:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (C)
                                                                                                     NUMBER OF SECURITIES
                                             (A)                                                   REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES TO                (B)                   FUTURE ISSUANCE UNDER EQUITY
                                   BE ISSUED UPON EXERCISE OF    WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,      PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                      WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                 IN COLUMN (A))
------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION                  2,270,000 shares of             $1.62 per share                  1,875,000 shares of
PLANS APPROVED BY                       common stock                                                     common stock
SECURITY HOLDERS
------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION                  4,141,529 shares of             $2.28 per share                          0
PLANS NOT APPROVED                      common stock
BY SECURITY HOLDERS
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                6,411,529 shares of           $1.70 per share of                 1,875,000 shares of
                                        common stock                  common stock                      common stock
------------------------------------------------------------------------------------------------------------------------------

         For a description of the equity compensation plans not approved by our security holders (which consist solely of individual compensation arrangements for the benefit of consultants or pursuant to promotion agreements), see note 9 to our financial statements beginning on page F-1.

ITEM 6.  SELECTED FINANCIAL DATA

                                                FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31             2001             2002              2003               2004              2005
                              ------------      ------------      ------------      ------------      ------------
Revenue                       $    353,797      $    790,582      $    968,245      $  2,040,575      $  4,015,099
Operating income (loss)         (1,001,462)       (2,215,26)        (4,125,208)       (8,646,333)      (11,409,071)
Net loss                        (1,040,174)       (2,242,325)       (3,979,341)       (8,599,899)      (10,004,388)
Net loss per share            $      (0.06)     $      (0.14)     $      (0.23)     $      (0.38)     $      (0.29)
Cash and cash equivalents           48,390             4,240         1,482,786        10,712,858           195,573
Total assets                       407,543           463,907         2,677,791        13,662,996        10,613,247
Long-term obligations                2,321                 0            15,931            10,951             7,367
Shareholders' equity              (262,166)         (562,262)        2,248,489        12,645,461         8,749,853

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS OVERVIEW

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

RESULTS OF OPERATIONS

         Year ended December 31, 2005 as compared to the year ended December 31, 2004. For the year ended December 31, 2005, revenue increased 97% to $4,015,099 from $2,040,575 in 2004; which itself was a 111% increase from the $968,245 in revenue achieved in 2003. This continued "doubling of revenue" is a result of the further roll-out of our product line and customer acceptance of our products. Our newest product line, the Cinema Line accounted for 16.6% of total 2005 revenue compared to less than 4% in 2004, representing an increase of more than eight fold in dollar volume in one year. Our "core" lines of the Professional, Design, and RLA series all increased in excess of 75% in 2005 over 2004 levels.

Gross profit percentage decreased to 24% in 2005 from 26% in 2004. During 2005, we moved our plant from a 35,000 square foot facility to our new location in Ozark, Missouri, which has 150,000 square feet. While our new facility significantly increases our production capacity, at the present time it is being underutilized until our volume of manufacturing activity increases. The move to the new building has increased our fixed plant costs. This increase in manufacturing overhead accounts for approximately 6% of our sales and therefore has reduced the gross profit rate by that amount. Had it not been for these additional costs our gross profit for 2005 would have increased to 30%. Improvement in our gross profit is expected as manufacturing volume increases faster than the fixed costs associated with our new facility.

         General and administrative expenses for 2005 increased to $12,413,227 ($3,029,408 of which were non-cash charges) from $9,179,555 in 2004 ($5,166,737 of which were non-cash charges). The following table compares categories of our general and administrative expenses in 2005 to 2004:

                                                      Year Ended    Year Ended
                                                     December 31,  December 31,
                                                        2005          2004
                                                    -----------    -----------
Non-cash G&A expense items:
Charges for stock and options issued for
     consulting and investor relation
     services                                      $  2,500,453   $  4,179,266
Charges for options issued to directors
     and officers                                       372,191         87,786
Impairment charge - Evenstar, Inc.                           --        848,502
Depreciation                                            156,764         51,183
                                                   ------------   ------------
Total non-cash G&A expenses                           3,029,408      5,166,737

Cash G&A expense items:
Advertising and promotion                             2,860,994        572,364
Professional fees, consulting & investor relations    2,677,415      1,409,918
Compensation                                          1,608,216        701,186
Travel & Entertainment                                  594,929        200,529
Facilities                                              331,635         57,244
Office Support                                          299,816         77,006
Acquisitions - BG deal expired                          100,000             --
Impairment charge - Evenstar, Inc                            --        300,000
Other cash G&A expenses                                 910,814        694,571
                                                   ------------   ------------
Total cash G&A expenses                               9,383,819      4,012,818
                                                   ------------   ------------
Total G&A expenses                                 $12,413,227    $ 9,179,555
                                                   ============   ============

          As shown in the preceding table, our cash G&A costs increased significantly in all areas. Advertising and promotional expenses increased a total of $2,288,631 due to increased activity in 2005 trade shows ($257,839), costs to produce demo and promotional units ($303,900), branding campaigns to achieve name recognition with retail customers ($1,005,805), promotional and educational videos ($52,500), and general increases in traditional media and collateral material ($668,587). The additional 22 employees at December 31, 2005 over December 31, 2004, including two new executives, additions to the administrative, sales, and engineering staffs, and new personnel in production increased total cash compensation (including benefits and taxes) by $907,030. Legal and accounting fees increased by $218,248 and consulting and investor relation services increased $1,049,249 for a total increase in Professional Fees and Consulting costs of $1,267,498. Included in this category are costs in excess of $600,000 directly attributable to compliance and additional audit costs of the Sarbanes Oxley Act, all incurred during 2005. Travel and entertainment costs associated primarily with more employees and increased sales and promotion activities increased $394,400 during 2005 over 2004. The move to our new facility resulted in increased insurance, building upkeep, and utilities amounting to $274,391.

         Non-cash costs decreased by $2,137,329. Increased compensation costs from stock options provided to officers and directors amounted to $284,405. Increased depreciation from our investment in plant and equipment was $105,581. Total stock based payments to consultants decreased a total of $1,678,813, comprised of a $723,183 increase in investor relations programs offset by a decrease of $2,041,730 in marking and promotional programs. Nearly all of the increase in investor relations programs arose from our CEO's grants of his personal stock or options for such stock to consultants of the Company. The decrease in promotional payments is due to the fact that most of the cost of our promotional agreements with Sting, Quincy Jones, and Mark Burnett occurred in 2004.

         In 2005 we reported a net loss of $10,004,338 as compared to a net loss of $8,599,899 in 2004. The loss from operations in 2005 amounted to $11,463,955 compared to the loss from operations in 2004 of $8,646,333.

         Other income increased to $1,459,567 in 2005, compared to other income of $46,424 in 2004, due primarily to a non cash gain of $1,506,112 on the change in the valuation of our Class D warrants and interest income of $192,967 from certificates of deposits on hand during2005. This gain was partially offset by the loss of $234,000 incurred when we moved out of our prior headquarters in Springfield, Missouri.


Year ended December 31, 2004 as compared to the year ended December 31, 2003. For year ended December 31, 2004, revenue increased to $2,040,575 from $968,245 in 2003, as a result of the further roll-out of our product line and customer acceptance of our products. Gross profit percentage decreased to 26% in 2004 from 38% 10 2003, primarily as a result of new personnel that were in training and sales of several large systems at high promotional discounts.

      General and administrative expenses in 2004 increased to $9,179,555 ($5,166,737 of which were non-cash charges) from $4,492,237 in 2003 ($1,799,248
Of which were non cash charges).

         Included in the increased general and administrative expenses are one-time charges totaling $1,658,889 for promotional services provided by performing artist Quincy Jones through Global Drumz, Inc. Of these charges, $1,408,889 are included as non-cash charges for stock and options issued for consulting and investor relations services and $250,000 are included as cash charges for consulting and investor relation services.

         In 2004, we reported an increased net loss of $8,599,859 as compared to a net loss of $3,979,341 in 2003, primarily as a result of the increased general and administrative expenses as well as a decrease in other income, which were partially offset by increased revenue.

         Other income decreased to $46,434 in 2004, compared to other income of $145,864 in 2003, due primarily to other income recognized in 2003 from the write-off of accounts payable.


CONTRACTUAL OBLIGATIONS

---------------------------------------- ------------- -------------- -------------- ------------
                                            Total       Less than 1     1-3 years     More than
                                                           year                        3 years
---------------------------------------- ------------- -------------- -------------- ------------
Capital Lease Obligations                  $11,743        $4,376         $7,367          -0-
---------------------------------------- ------------- -------------- -------------- ------------
Purchase Obligations                       $150,000      $150,000          -0-           -0-
---------------------------------------- ------------- -------------- -------------- ------------

---------------------------------------- ------------- -------------- -------------- ------------

FINANCIAL CONDITION

         On December 31, 2005, our current assets exceeded current liabilities by $3,721,485 as compared to December 31, 2004 when our current assets exceeded current liabilities by $12,229,108. On December 31, 2005, total assets exceeded total liabilities by $8,749,855 compared to December 31, 2004 when total assets exceeded total liabilities by $12,645,461. The decrease in working capital of $8,507,623 was due primarily to the use of cash to fund our operating loss, an increase in inventory of $2,284,648, the use of $3,500,000 for the February 2005 purchase of our new headquarters building in Ozark, Missouri, and other improvements and equipment purchases of $1,142,660; offset by an increase in accounts payable and other current liabilities of $849,442.

          In 2005, 2004 and 2003, we entered into consulting agreements that required us to issue an aggregate of 4,115,452 shares of common stock, options to purchase 100,000 shares of Class A Preferred Stock (each such share of preferred stock is convertible into 10 shares of common stock), and options to purchase 2,500,000 shares of our common stock. Total expenses accrued under such agreements were $3,452,802, $2,141,938 of which has been amortized through December 31, 2005, and the remainder of which is to be amortized in subsequent periods over the respective terms of such agreements. The difference between such total expenses and the amount amortized is reflected as unamortized cost of stock issued for services on the balance sheet.

         Accounts receivable increased 126% to $614,048 on December 31, 2005, compared to $271,429 on December 31, 2004. This increase was primarily due to the increased sales volume in 2005, especially fourth quarter of 2005 over the same period of 2004

         Net fixed assets increased to $4,925,400 on December 31, 2005, from $437,304 a year earlier, due primarily to the February 2005 purchase of our new headquarters building and the purchase of a motor coach and new equipment, including office furniture and computers.

         Accrued liabilities decreased to $172,919 on December 31, 2005 from $630,503 on December 31, 2004, because in 2004 we had $600,000 of accrued finder's fees payable in connection with the deposits on sales of Series C Preferred Stock, which closed in January 2005, as described below.

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

         Compared to year-end 2004, we are currently experiencing a significant decrease in our cash position, as we only had $195,573 in cash on December 31, 2005. This decrease was caused by an increase in inventories of $2.5 million (40% of which is represented by the Q-line Silver home theater systems), an increase in our fixed assets of $4.9 million mainly due to the purchase of our new headquarters building in Ozark, Missouri as well as other improvements and equipment, and the use of funds for our operating loss of $8 million; all which are partially offset by the $4.9 million in cash received by sale of our stock. In February 2006, we sold the headquarters building for gross proceeds of $4 million, temporarily improving our cash position. However, we still will be required to raise additional capital in or prior to the second quarter of 2006, or our operations and our ability to continue as a going concern will be significantly affected by capital constraints.

         In 2004 we privately sold our Series B Preferred Stock for total net proceeds of $5,102,250 in a private placement that commenced in March 2004 and closed in July 2004. We received funds from time to time upon sale of the preferred stock and placed the proceeds into our working capital upon receipt. Each share of Series B Preferred Stock was convertible into ten shares of our common stock six months after purchase. Prior to conversion, the shares have no voting rights. Attached to each preferred share are ten of our class C warrants. Each Class C Warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. The Class C Warrants are immediately exercisable and detachable from the preferred share. If the average closing market price for our common stock is equal to or greater than $10.50 per share for a period of 30 days, then we are entitled to repurchase such warrants, with 30 days notice, at a price of $.001 per warrant.

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

         Over the last few months of 2005 and the beginning of 2006, we have been trying to raise capital in either debt or equity financings, but have not yet been able to obtain capital on terms that are acceptable to us. The terms of our financing with the purchasers of our Series C Preferred Stock in January 2005 have created a significant impediment to our financing efforts. Among other issues, the terms of the Series C Preferred Stock prohibit us from raising in excess of $10 million in debt financing, prohibit us from securing the debt with any assets other than our inventory and accounts receivable, and require us to redeem the Series C Preferred Stock at a premium upon the issuance of any equity. Our inventory and accounts receivable do not provide an asset base that is sufficient for traditional asset-based lenders to provide $10 million in debt financing. In addition, potential investors have proposed several transactions on terms that would require consent of the holders of the Series C Preferred Stock, but the holders have either refused to provide their consent or have required additional conditions or consideration in order to provide such consent, and we have deemed such additional conditions or consideration to be unacceptable. We may not be able to obtain financing sufficient to fulfill our business plan or to otherwise maintain our operations, or if obtained, the terms of such financing may be on terms that are excessively costly, either directly or as a result of their effect on existing obligations, including the terms of the Series C Preferred Stock.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our only current borrowing is a note payable on equipment in the principal amount of $11,743 at December 31, 2005, which bears interest at a fixed rate of 5.16% and matures in September 2008.

         We have no other investments that are subject to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial supplement, beginning on page F-1.

         SLS INTERNATIONAL, INC.
         December 31, 2005

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         This item is inapplicable, as no such changes or disagreements have occurred.

ITEM 9A. CONTROLS AND PROCEDURES.

         As of March 1, 2006, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 for purposes of preparation of this Annual Report on Form 10-K.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment we concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

         Our management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2005 has been audited by Weaver & Martin LLC, an independent registered public accounting firm. Their report appears on page F-1.

         During the last quarter of 2005, there was no significant change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item is incorporated by reference from our 2006 Proxy Statement that will be filed within 120 days after the end of the 2005 calendar year.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required by this item is incorporated by reference from our 2006 Proxy Statement that will be filed within 120 days after the end of the 2005 calendar year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information required by this item is incorporated by reference from our 2006 Proxy Statement that will be filed within 120 days after the end of the 2005 calendar year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is incorporated by reference from our 2006 Proxy Statement that will be filed within 120 days after the end of the 2005 calendar year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Information required by this item is incorporated by reference from our 2006 Proxy Statement that will be filed within 120 days after the end of the 2005 calendar year.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a) Financial Statements and Schedules.

             The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

         (b) Exhibits.

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

EXHIBIT                                                        WHERE LOCATED
-------                                                        -------------
Amendment and Restatement of Certificate of Incorporation      Exhibit 3(ii) to Registration Statement on
                                                               Form SB-2 filed August 15, 2000

Certificate of Amendment to Certificate of Incorporation       Appendix A to Definitive Proxy Statement, filed
                                                               May 12, 2005
Certificate of Designations, Convertible Preferred Stock
                                                               Exhibit 3.1 to Form 8-K filed January 6,
                                                               2005
Certificate of Designations, Series B Preferred Stock          Exhibit 4.1 to Form 10-QSB filed August 13, 2004

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

Form of Class C Warrant                                        Exhibit 4.2 to Form 10-QSB filed August 13, 2004


Form of Distributor Agreement                                  Exhibit 10(iv) to Amendment No. 2 to
                                                               Registration Statement on Form SB-2 filed January 16, 2001

2000 Stock Purchase and Option Plan*                           Exhibit 99(i) to Registration Statement on Form SB-2 filed
                                                               August 15, 2000

Form of Option*                                                Exhibit 99(ii) to Registration Statement on Form SB-2
                                                               filed August 15, 2000

Option Agreement, dated as of May 19, 2003, between the        Exhibit 10.1 to Form 10-QSB filed August 14, 2003
Company and Steerpike (Overseas) Ltd.

Employment Agreement, dated March 12, 2004, between SLS        Exhibit 10.2 to Form 8-K filed March 17, 2004
International, Inc. and Joel A. Butler

Consulting Services Agreement, dated November 10, 2003,        Exhibit 10.43 to Annual Report on Form 10-KSB filed
between SLS International, Inc. and William F. Fischbach       March 30, 2004

Stock Option Agreement, dated February 9, 2004, between SLS    Exhibit 10.1 to Quarterly Report on Form 10-QSB filed
International, Inc., and Ryan Schinman                         May 17, 2004

EXHIBIT                                                        WHERE LOCATED
-------                                                        -------------
Letter Agreement, dated May 19, 2004, between SLS              Exhibit 10.2 to Quarterly Report on Form 10-QSB filed
International, Inc., and Kenny Securities Corp.                May 17, 2004

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

Strategic Alliance Agreement Addendum, dated October 19,       Exhibit 10.1 to Form 10-QSB filed November 15, 2004
2004, between Bohlender-Graebener Corporation and SLS
International, Inc.

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

Promotion Agreement, dated June 14, 2005, by and among SLS     Exhibit 10.1 to Form 8-K filed June 20, 2005
International, Inc., JMBP, Inc. and Mark Burnett

Option Agreement, dated June 14, 2005, between SLS             Exhibit 10.2 to Form 8-K filed June 20, 2005
International, Inc. and Mark Burnett

Warrant Certificate, dated June 14, 2005, issued by SLS        Exhibit 10.3 to Form 8-K filed June 20, 2005
International, Inc. in favor of Mark Burnett

EXHIBIT                                                        WHERE LOCATED
-------                                                        -------------
2005 Stock Incentive Plan*                                     Appendix B to Definitive Proxy Statement filed May 12, 2005

Employment Agreement, dated June 17, 2005, between SLS         Filed as Exhibit 10.1 to our Form 10-Q filed August 15,
International and John M. Gott*                                2005

Employment Agreement, dated June 17, 2005 between SLS          Filed as Exhibit 10.2 to our Form 10-Q filed August 15,
International and Steven Lamar*                                2005

Employment Agreement, dated June 17, 2005, between SLS         Filed as Exhibit 10.3 to our Form 10-Q filed August 15,
International and Michael L. Maples*                           2005

Form of Nonstatutory Stock Option Agreement under 2005         Filed as Exhibit 10.4 to our Form 10-Q filed August 15,
Stock Incentive Plan*                                          2005

Form of Restricted Stock Agreement under 2005 Stock            Filed as Exhibit 10.5 to our Form 10-Q filed August 15,
Incentive Plan*                                                2005

Real Estate Purchase Agreement, between SLS International,     Exhibit 10.1 to Form 8-K filed February 14, 2006
Inc. and FRS, LLC, dated February 10, 2006

Lease Agreement, between SLS International, Inc. and FRS,      Exhibit 10.2 to Form 8-K filed February 14, 2006
LLC, dated February 10, 2006

Amendment to Employment Agreement, between SLS                 Exhibit 10.1 to Form 8-K filed March 14, 2006
International, Inc. and John M. Gott, dated March 10, 2006
and effective December 31, 2005*

Amendment to Employment Agreement, between SLS                 Exhibit 10.2 to Form 8-K filed March 14, 2006
International, Inc. and Steven Lamar, dated March 10, 2006
and effective as of January 4, 2006*

Amendment to Employment Agreement, between SLS                 Exhibit 10.3 to Form 8-K filed March 14, 2006
International, Inc. and Michael L. Maples, dated March 10,
2006 and effective as of January 4, 2006*

Vendor Agreement, dated February 21, 2006, by and between      Filed herewith
Best Buy Purchasing LLC and SLS International, Inc.

Addendum to the Vendor Agreement between                       Filed herewith
Best Buy Purchasing, LLC and SLS International,
Inc., February 21, 2006

Consignment Agreement, dated February 21, 2006, between        Filed herewith
Best Buy Purchasing LLC and SLS International Inc.

Product Service Agreement, dated February 21, 2006, by and     Filed herewith
between SLS International, Inc. and Best Buy Stores, L.P.

List of Subsidiaries of SLS International, Inc.                Exhibit 21 to Annual Report on Form 10-KSB
                                                               filed March 28, 2005

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

                                           SLS INTERNATIONAL, INC.

                                           By /s/ M. Maples
                                              ----------------------------------
                                              M. Maples
                                              (Chief Financial Officer and Chief
                                              Operating Officer)

Date: March 31, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

                     Signature                         Title
                     ---------
                  /s/  J. Gott              Chief Executive Officer and Director
                                            (Principal Executive Officer)
                  /s/ C. Foudree            Director
                  /s/ R. Luke, Ph.D.        Director
                  /s/ M. Maples             Chief Financial Officer, Chief
                                            Operating Officer and Director
                  /s/ R. Ring               Director


         /s/ M. Maples                      Chief Financial Officer and Chief
         ----------------------             Operating Officer
          (M. Maples)                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

Number        Exhibit                                               Where Located
------        -------                                               --------------
3.1           Amendment and Restatement of Certificate of           Exhibit 3(ii) to Registration Statement on
              Incorporation                                         Form SB-2 filed August 15, 2000

3.2           Certificate of Amendment to Certificate of            Appendix A to Definitive Proxy Statement filed
              Incorporation                                         May 12, 2005

3.3           Certificate of Designations, Convertible Preferred    Exhibit 3.1 to Form 8-K filed January 6,
              Stock                                                 2005

3.4           Certificate of Designations, Series B Preferred       Exhibit 4.1 to Form 10-QSB filed August 13,
              Stock                                                 2004

3.5           Certificate of Designation, Series C Preferred        Exhibit 3.2 to Form 8-K filed January 6,
              Stock                                                 2005

3.6           By-Laws                                               Exhibit 3(iii) to Registration Statement on
                                                                    Form SB-2 filed August 15, 2000

3.7           Amendment to By-Laws (Article VIII)                   Exhibit 3.4 to Annual Report on Form 10-KSB
                                                                    filed March 30, 2004

3.8           Amendment to By-Laws effective January 31, 2005       Exhibit 3.1 to Form 8-K filed February 4, 2005

4.1           Specimen Certificate of Common Stock                  Exhibit 4(i) to Amendment No. 1 to
                                                                    Registration Statement on Form SB-2 filed
                                                                    December 1, 2000

4.2           Form of Class C Warrant                               Exhibit 4.2 to Form 10-QSB filed August 13,
                                                                    2004

10.1          Form of Distributor Agreement                         Exhibit 10(iv) to Amendment No. 2 to
                                                                    Registration Statement on Form SB-2 filed
                                                                    January 16, 2001

10.2          2000 Stock Purchase and Option Plan*                  Exhibit 99(i) to Registration Statement on
                                                                    Form SB-2 filed August 15, 2000

10.3          Form of Option*                                       Exhibit 99(ii) to Registration Statement on
                                                                    Form SB-2 filed August 15, 2000

10.4          Option Agreement, dated as of May 19, 2003,           Exhibit 10.1 to Form 10-QSB filed August 14,
              between the Company and Steerpike (Overseas) Ltd.     2003

10.5          Employment Agreement, dated March 12, 2004,           Exhibit 10.2 to Form 8-K filed March 17, 2004
              between SLS International, Inc. and Joel A. Butler

10.6          Consulting Services Agreement, dated November 10,     Exhibit 10.43 to Annual Report on Form 10-KSB
              2003, between SLS International, Inc. and William     filed March 30, 2004
              F. Fischbach

10.7          Stock Option Agreement, dated February 9, 2004,       Exhibit 10.1 to Quarterly Report on Form
              between SLS International, Inc., and Ryan Schinman    10-QSB filed May 17, 2004

10.8          Letter Agreement, dated May 19, 2004, between SLS     Exhibit 10.2 to Quarterly Report on Form
              International, Inc., and Kenny Securities Corp.       10-QSB filed May 17, 2004

10.9          Promotion Agreement, dated June 2, 2004, between      Exhibit 10.1 to Form 10-QSB filed August 13,
              SLS International, Inc. and Global Drumz, Inc.        2004

10.10         Option Agreement, dated June 2, 2004, between SLS     Exhibit 10.2 to Form 10-QSB filed August 13,
              International, Inc. and Global Drumz, Inc.            2004

Number        Exhibit                                               Where Located
------        -------                                               --------------
10.11         Redeemable Warrant, dated June 2, 2004, issued by     Exhibit 10.3 to Form 10-QSB filed August 13,
              SLS International, Inc. in favor of Global Drumz,     2004
              Inc.

10.12         Redeemable Warrant, dated March 23, 2004, issued      Exhibit 10.4 to Form 10-QSB filed August 13,
              by SLS International, Inc. in favor of Kenny          2004
              Securities Corp.

10.13         Strategic Alliance Agreement Addendum, dated          Exhibit 10.1 to Form 10-QSB filed November 15,
              October 19, 2004, between Bohlender-Graebener         2004
              Corporation and SLS International, Inc.

10.14         Consulting Services Agreement, dated December 8,      Exhibit 10.1 to Form 8-K filed December 17,
              2004, between SLS International, Inc. and W.          2004
              Curtis Hargis, Co.

10.15         Lease Agreement, dated December 4, 2004, between      Exhibit 10.2 to Form 8-K filed December 17,
              Bull Creek Ranch LLC and SLS International, Inc.      2004

10.16         Non-Exclusive Finder's Agreement, dated December      Exhibit 10.1 to Form 8-K filed January 6, 2005
              8, 2004, between SLS International, Inc. and The
              Shemano Group, Inc.

10.17         Option Agreement, dated as of May 19, 2003,           Exhibit 10.2 to Form 8-K filed January 6, 2005
              between SLS International, Inc. and Beth Broday

10.18         Securities Purchase Agreement, dated January 3,       Exhibit 10.3 to Form 8-K filed January 6, 2005
              2005, among SLS International, Inc., Baystar
              Capital II, L.P., PSO Trading IV, LLC, HFTP
              Investment L.L.C., and Royal Bank of Canada

10.19         Registration Rights Agreement, dated January 3,       Exhibit 10.4 to Form 8-K filed January 6, 2005
              2005, among SLS International, Inc., Baystar
              Capital II, L.P., PSO Trading IV, LLC, HFTP
              Investment L.L.C., and Royal Bank of Canada

10.20         Warrant, dated January 4, 2005, issued to Baystar     Exhibit 10.5 to Form 8-K filed January 6, 2005
              Capital II, L.P.

10.21         Warrant, dated January 4, 2005, issued to PSO         Exhibit 10.6 to Form 8-K filed January 6, 2005
              Trading IV, LLC

10.22         Warrant, dated January 4, 2005, issued to HFTP        Exhibit 10.7 to Form 8-K filed January 6, 2005
              Investment L.L.C.

10.23         Warrant, dated January 4, 2005, issued to Royal       Exhibit 10.8 to Form 8-K filed January 6, 2005
              Bank of Canada

10.24         Consulting Agreement, dated January 31, 2005 and      Exhibit 10.2 to Form 8-K filed February 4, 2005
              effective as of November 18, 2004, between SLS
              International, Inc. and 3CD Consulting, LLC

10.25         Promotion Agreement, dated June 14, 2005, by and      Exhibit 10.1 to Form 8-K filed June 20, 2005
              among SLS International, Inc., JMBP, Inc. and Mark
              Burnett

10.26         Option Agreement, dated June 14, 2005, between SLS    Exhibit 10.2 to Form 8-K filed June 20, 2005
              International, Inc. and Mark Burnett

10.27         Warrant Certificate, dated June 14, 2005, issued      Exhibit 10.3 to Form 8-K filed June 20, 2005
              by SLS International, Inc. in favor of Mark Burnett

Number        Exhibit                                               Where Located
------        -------                                               --------------
10.28         Stock Incentive Plan*                                 Appendix B to Definitive Proxy Statement filed
                                                                    May 12, 2005

10.29         Employment Agreement, dated June 17, 2005, between    Filed as Exhibit 10.1 to our Form 10-Q filed
              SLS International and John M. Gott*                   August 15, 2005

10.30         Employment Agreement, dated June 17, 2005, between    Filed as Exhibit 10.2 to our Form 10-Q filed
              SLS International and Steven Lamar*                   August 15, 2005

10.31         Employment Agreement, dated June 17, 2005, between    Filed as Exhibit 10.3 to our Form 10-Q filed
              SLS International and Michael L. Maples*              August 15, 2005

10.32         Form of Nonstatutory Stock Option Agreement under     Filed as Exhibit 10.4 to our Form 10-Q filed
              2005 Stock Incentive Plan*                            August 15, 2005

10.33         Form of Restricted Stock Agreement under 2005         Filed as Exhibit 10.5 to our Form 10-Q filed
              Stock Incentive Plan*                                 August 15, 2005

10.34         Real Estate Purchase Agreement, between SLS           Exhibit 10.1 to Form 8-K filed February 14,
              International, Inc. and FRS, LLC, dated February      2006
              10, 2006

10.35         Lease Agreement, between SLS International, Inc.      Exhibit 10.2 to Form 8-K filed February 14,
              and FRS, LLC, dated February 10, 2006                 2006

10.36         Amendment to Employment Agreement, between SLS        Exhibit 10.1 to Form 8-K filed March 14, 2006
              International, Inc. and John M. Gott, dated
              March 10, 2006 and effective December 31, 2005

10.37         Amendment to Employment Agreement, between SLS        Exhibit 10.2 to Form 8-K filed March 14, 2006
              International, Inc. and Steven Lamar, dated
              March 10, 2006 and effective as of January 4, 2006

10.38         Amendment to Employment Agreement, between SLS        Exhibit 10.3 to Form 8-K filed March 14, 2006
              International, Inc. and Michael L. Maples, dated
              March 10, 2006 and effective as of January 4, 2006

10.39         Vendor Agreement, dated February 21, 2006, by and     Filed herewith
              between Best Buy Purchasing LLC and SLS
              International, Inc.

10.40         Addendum to the Vendor Agreement between              Filed herewith
              Best Buy Purchasing, LLC and SLS International,
              Inc., February 21, 2006

10.41         Consignment Agreement, dated February 21, 2006,       Filed herewith
              between Best Buy Purchasing LLC and SLS
              International Inc.

10.42         Product Service Agreement, dated February 21,         Filed herewith
              2006, by and between SLS International, Inc. and
              Best Buy Stores, L.P.

21            List of Subsidiaries of SLS International, Inc.       Exhibit 21 to Annual Report on Form 10-KSB
                                                                    filed March 28, 2005

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

SLS INTERNATIONAL, INC.
DECEMBER 31, 2005



Report of Independent Registered Public Accounting Firm             F-2

Consolidated Balance Sheet                                          F-4

Consolidated Statement of Operations                                F-5

Consolidated Statement of Shareholders' Deficit                     F-6

Consolidated Statement of Cash Flows                                F-7

Consolidated Statement of Valuation and Qualifying Accounts         F-8

Notes to Consolidated Financial Statements                          F-9

SLS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
SLS INTERNATIONAL, INC.
Ozark, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheet of SLS International, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity, valuation and qualifying accounts, and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management's assessment that SLS International, Inc. has maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SLS International, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over the financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that that controls may become inadequate because of changes in conditions, or that the degree of of compliance with the policies may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLS International, Inc. as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three year period ended December 31, 2005 in conformity with generally accepted accounting principles accepted in the United States of America. Also, in our opinion, management's assessments that SLS International, Inc. maintained effective internal control over financial reporting reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, SLS International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31,2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




WEAVER & MARTIN, LLC
Kansas City, Missouri
February 24,2006

                            SLS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                    December 31,  December 31,
                                                                        2005         2004
                                                                    -----------   -----------
Assets
Current assets:
     Cash                                                           $   195,573   $10,712,858
     Accounts receivable, less allowance for doubtful accounts of
       $45,000 as of December 31, 2005 and 2004                         614,048       271,429
     Inventory                                                        4,193,236     1,908,588
     Deposits - inventory                                               316,629        50,000
     Deposits - merger                                                       --       100,000
     Prepaid expenses and other current assets                          258,024       192,817
                                                                    -----------   -----------
                Total current assets                                  5,577,510    13,235,692
                                                                    -----------   -----------

Fixed assets:
     Vehicles                                                           283,233        51,949
     Equipment                                                          483,635       234,805
     Leasehold improvements                                               6,488       245,681
     Building                                                         4,401,739            --
                                                                    -----------   -----------
                                                                      5,175,095       532,435
Less accumulated depreciation                                           249,695       105,131
                                                                    -----------   -----------
                Net fixed assets                                      4,925,400       427,304
                                                                    -----------   -----------


Prepaid Expense                                                         110,337            --
                                                                    -----------   -----------
Total assets                                                        $10,613,247   $13,662,996
                                                                    ===========   ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt and notes payable         $     4,376   $    29,101
     Accounts payable                                                 1,470,913       346,980
     Customer Deposits                                                  207,819            --
     Accrued liabilities                                                172,919       630,503
                                                                    -----------   -----------
                Total current liabilities                             1,856,027     1,006,584
                                                                    -----------   -----------
Notes payable, less current maturities                                    7,367        10,951
Accrued Liabilities Class D Warrants                                         --            --
                                                                    -----------   -----------
                Total long term liabilities                               7,367        10,951

                Total liabilities                                     1,863,394     1,017,535


Commitments and contingencies:
 Temporary Equity:
     Preferred stock, Series A, $.001 par, 2,000,000 shares
     authorized; 66,000  and 346,873 shares issued as of
     December 31, 2005 and December 31, 2004                                 66           347
     Contributed Capital - preferred                                    348,625     1,707,367
     Common stock, $.001 par: 125,000,000 shares authorized
     on December 31,2005 and 75,000 shares authorized on
     December 31,2004; 2,568,400 shares issued as of
     December 31,2005 and 2,568,400 shares issued as of
     December 31, 2004                                                    2,568         2,568
    Contributed capital - Common                                      1,338,132     1,338,132

                            SLS INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                                                                    December 31,  December 31,
                                                                        2005         2004
                                                                    -----------   -----------

 Preferred stock, Series B, $.001 par, 1,000,000 shares
       authorized; 89,700 and 196,050 shares issued as of
       December 31, 2005 and December 31, 2004                               90           196
      Preferred stock, Series C, $.001 par, 25,000 shares
       authorized; 14,450 and no shares issued as of December 31,            14            --
       2005 and December 31, 2004.
      Deposits on Preferred stock, Series C                                  --     8,849,420
            Contributed capital - preferred                          16,787,062     5,069,298
Common stock, $.001 par; 125,000,000 shares authorized;
      on December 31, 2005 and  75,000,000 shares authorized on
      December 31, 2004. 43,719,910 shares and 41,751,080 shares         43,719        39,184
     issued as of December 31, 2005 and December 31, 2004
Common stock not issued but owed to buyers; 3,071 and
       300,000 shares at December 31, 2005 and December 31, 2004              3             300
     Contributed capital - common                                    28,339,951      20,543,959
     Unamortized cost of stock issued for services                   (1,310,862)    (1,363,973)
          Retained deficit                                          (36,799,515)   (23,541,337)
                                                                   ------------   ------------
                Total shareholders' equity                            8,749,853     12,645,461
                                                                   ------------    ------------
                                                                   $ 10,613,247    $ 13,662,996
                                                                   ============    ============







                   The accompanying notes are an integral part of these consolidated financial statements

                            SLS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                Year Ended December 31,
                                                     --------------------------------------------
                                                         2005            2004                2003
                                                     ------------    ------------    ------------
Revenue                                              $  4,015,099    $  2,040,575    $    968,245

Cost of sales                                           3,065,827       1,507,353         601,213
                                                     ------------    ------------    ------------
Gross profit                                              949,272         533,222         367,032

General and administrative expenses                    12,413,227       9,179,555       4,492,237
                                                     ------------    ------------    ------------
Loss  from  operations                                (11,463,955)     (8,646,333)     (4,125,205)

Other income (expense):
      Interest expense                                     (5,354)         (1,907)        (39,170)
      Interest and miscellaneous, net                     192,967          48,341         185,034
      Gain (loss) on disposal of fixed assets            (234,158)             --              --
      Gain (loss) on valuation of Class D warrants      1,506,112              --              --
                                                     ------------    ------------    ------------
                                                        1,459,567          46,434         145,864
                                                     ------------    ------------    ------------
Loss before income tax                                (10,004,388)     (8,599,899)     (3,979,341)

Income tax provision                                           --              --              --
                                                     ------------    ------------    ------------
Net loss                                              (10,004,388)     (8,599,899)     (3,979,341)
                                                     ------------    ------------    ------------

Deemed dividend associated with
   beneficial conversion of preferred stock            (3,246,112)     (4,097,877)     (1,798,438)
Premium - preferred series C                               (7,678)             --              --
                                                     ------------    ------------    ------------

Net loss available to common shareholders            $(13,258,178)   $(12,697,776)   $ (5,777,779)
                                                     ============    ============    ============


Basic and diluted loss per share                     $      (0.29)   $      (0.38)   $      (0.23)
                                                     ============    ============    ============

Weighted average shares outstanding                    45,498,578      33,072,988      25,496,816
                                                     ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SLS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                              Preferred Stock,  Preferred Stock,
                                                 Series A         Series B
                                            ------------------------------------
                                                                                                    Preferred Stock
                                                                                     Deposit on        Series C        Discounts on
                                             Shares     Amount    Shares     Amount  Preferred C    Shares     Amount    Preferred
                                           ----------  --------   -------   -------- -----------  ----------  --------  -----------
 Balance, January 1, 2003                     315,000  $    315         --  $    --  $        --          --  $     --  $  (233,294)

 Net loss for the year                             --        --         --       --           --          --        --           --
 Sales of preferred stock                   1,468,300     1,468         --       --           --          --        --           --
 Beneficial conversion of preferred                --        --         --       --   (3,451,720)         --        --    3,451,720
 Preferred discount amortization                   --        --         --       --           --          --        --    1,798,438
 Stock issued from prior period sales              --        --         --       --           --          --        --           --
 Conversion of preferred to                  (238,000)     (238)        --       --           --          --        --           --
 Common stock issued for services                  --        --         --       --           --          --        --           --
 Options issued to employees & directors           --        --         --       --           --          --        --           --
 Options issued for services                       --        --         --       --           --          --        --           --
 Options exercised for common stock                --        --         --       --           --          --        --           --
 Amortization of stock issued for services         --        --         --       --           --          --        --           --
 Conversion of "A" warrants for services           --        --         --       --           --          --        --           --
 Common stock  warrants exercised                  --        --         --       --           --          --        --           --
 Other                                             --        --         --       --           --          --        --           --
                                           ----------  --------   -------   -------- -----------  ----------  --------  -----------
 Balance, December 31, 2003                 1,545,300  $  1,545         --  $    --  $        --          --  $     --  $(1,886,576)
                                           ==========  ========   ========  =======  ===========  ==========  ========  ===========

 Net loss for the year                             --        --         --       --           --          --        --           --
 Sales of preferred stock with C Warrants          --        --    272,100      272           --          --        --           --
 Beneficial conversion of preferred                --        --         --       --           --          --        --   (2,211,300)
 Preferred discount amortization                   --        --         --       --           --          --        --    4,097,876
 Stock issued from prior period sales              --        --         --       --           --          --        --           --
 Conversion of preferred to common         (1,200,600)   (1,200)   (76,050)     (76)          --          --        --           --
 Common stock issued for services                  --        --         --       --           --          --        --           --
 Options issued to directors                       --        --         --       --           --          --        --           --
 Options issued for services                       --        --         --       --           --          --        --           --
 Deposit on Series C preferred stock               --        --         --       --    8,849,420          --        --           --
 Amortization of stock issued for services         --        --         --       --           --          --        --           --
 Common stock cancelled                            --        --         --       --           --          --        --           --
 Common stock warrants exercised                   --        --         --       --           --          --        --           --
 Common stock issued Evenstar acquisition          --        --         --       --           --          --        --           --
 Other                                          2,173         2         --       --           --          --        --           --
                                           ----------  --------       ----  -------  -----------  ----------  --------  -----------
 Balance, December 31, 2004                   346,873  $    347    196,050  $   196  $ 8,849,420          --  $     --  $        --
                                           ==========  ========   ========  =======  ===========  ==========  ========  ===========



 Net loss for the year                             --        --      --          --           --          --        --           --
 Sales of preferred stock with C Warrants          --        --      --          --   (8,849,420)     15,000        15   (3,246,112)
 Beneficial conversion of preferred                --        --      --          --           --          --        --    3,246,112
 Preferred discount amortization                   --        --      --          --           --          --        --           --
 Stock issued from prior period sales              --        --      --          --           --          --        --           --
 Conversion of preferred to common           (280,873)     (281)  (106,350)    (106)          --        (550)       (1)          --
 Common stock issued for services                  --        --         --       --           --          --        --           --
 Options issued to directors                       --        --         --       --           --          --        --           --
 Options issued for services                       --        --         --       --           --          --        --           --
 Deposit on Series C preferred stock               --        --         --       --           --          --        --           --
 Amortization of stock issued for services         --        --         --       --           --          --        --           --
 Common stock cancelled                            --        --         --       --           --          --        --           --
 Common stock warrants exercised                   --        --         --       --           --          --        --           --
 Common stock issued Evenstar acquisition          --        --         --       --           --          --        --           --
 Other                                             --        --         --       --           --          --        --           --
                                           ----------  --------   --------  -------  -----------  ----------  --------  -----------
 Balance, December 31, 2005                    66,000  $     66     89,700  $    90  $        --      14,450  $     14  $        --
                                           ==========  ========   ========   ======= ===========  ==========  ========  ===========

                                                                   Common Stock              Unamortized
                                                                                            Cost of stock
                                 Contributed                         Amount    Contributed     issued                    Retained
                                Capital-pref     Shares     Amount  Unissued    Capital      for service     Deficit       Total
                                 ----------   -----------  -------  --------   -----------   -----------   -----------  -----------
Balance, January 1, 2003         41,852,183    21,453,528   21,454     1,222     3,386,624     (524,984)    (5,065,782)    (562,262)
                                 ----------   -----------  -------  --------   -----------   -----------   -----------  -----------

 Net loss for the year                   --            --       --        --            --           --     (3,979,341)  (3,979,341)
 Sales of preferred stock         3,669,282            --       --        --            --           --             --    3,670,750
 Beneficial conversion of pref           --            --       --        --            --           --             --           --
 Preferred discount amortization         --            --       --        --            --           --     (1,798,438)          --
 Stock issued from prior period          --     1,220,000    1,220    (1,220)           --           --             --           --
 Conversion of preferred to       1,561,760     2,380,000    2,380        --     1,559,618           --             --           --
 Common stock issued for services                 720,452      720        --       912,316     (913,036)            --           --
 Options issued to employees &
   directors                             --            --       --    23,134            --            --         23,124          --
 Options issued for services             --            --       --        --     1,142,432            --             --   1,142,432
 Options exercised for common stock      --        79,000       79       181        64,740            --             --      65,000
 Amortization of stock issued for
   services                              --            --       --        --            --       656,816            --      656,816
 Conversion of "A" warrants for
   services                              --       394,600      395        --       199,605            --            --      200,000
 Common stock  warrants exercised        --     1,982,600    1,983        --     1,030,817            --            --    1,032,800
 Other                                  160            --       --        --            --            --            --          160
                                 ----------   -----------  -------  --------   -----------   -----------   -----------  -----------
 Balance, December 31, 2003      $7,411,585    28,230,180   28,231       183   $ 8,319,286   $  (781,204)  $10,843,561) $ 2,249,489
                                 ==========   ===========  =======   =======   ===========   ===========   ===========  ===========

 Net loss for the year                   --            --       --        --            --            --    (8,599,899   (8,599,899)
 Sales of pref stock C Warrants   4,828,418            --       --        --       273,560            --            --    5,102,250
 Beneficial conv of preferred     2,211,300            --       --        --            --            --            --           --
 Preferred discount amortization         --            --       --        --            --            --    (4,097,876)          --
 Stock issued from prior period
   sales                                 --       183,000      183      (183)           --            --            --           --
 Conversion of pref to common    (7,674,594)   12,766,500   12,767        --     7,663,103            --            --           --
 Common stock issued for
   services                              --            --       --       300       479,700      (480,000)           --           --
 Options issued to directors             --            --       --        --        87,786            --            --       87,786
 Options issued for services             --            --       --        --     4,019,027      (814,781)           --    3,204,246
 Deposit on Series C preferred
    stock                                --            --       --        --            --            --            --    8,849,420
 Amortization of stock issued
    for services                         --            --       --        --            --       712,012            --      712,012
 Common stock cancelled                  --      (100,000)    (100)       --           100            --            --           --
 Common stock warrants exercised         --       328,400      328        --       178,872            --            --      179,200
 Common stock issued Evenstar
    acquisition                          --       300,000      300        --       860,700            --            --      861,000
 Other                                   44        43,000       43        --           (43)           --            (1)         (43)
                                 ----------   -----------  -------  --------   -----------   -----------   -----------  -----------
 Balance, December 31, 2004      $6,776,665    41,751,080  $41,752  $    300   $21,882,091   $(1,363,973)  (23,541,337) $12,645,461




 Net loss for the year                   --            --       --        --            --            --   (10,004,388) (10,004,388)
 Sales of pre stock C Warrants   15,080,409            --       --        --            --            --            --    2,984,892
 Beneficial conversion of
    preferred                            --            --       --        --            --            --            --           --
 Preferred discount amortization         --            --       --        --            --            --    (3,246,112)          --
 Stock issued from prior period
    sales                                --            --       --        --            --            --            --           --
 Conversion of pref to common    (4,721,388)    4,132,230    4,132        --     4,717,644            --            --           --
 Premium on series C conversion          --         3,071       --         3         7,675            --         7,678)          --
 Common stock issued for services        --       300,000      300        --       719,700      (720,000)           --           --
 Options issued to directors             --            --       --        --       196,000            --            --      196,000
 Options issued for services             --            --       --        --       954,928            --            --      954,928
 Deposit on Series C preferred
    stock                                --            --       --        --            --            --            --           --
 Amortization of stock issued
    for services                         --            --       --        --            --       773,110            --      773,110
 Common stock cancelled                  --            --       --      (300)          300            --            --           --
 Services paid on behalf of
    the company                          --            --       --        --     1,156,600            --            --    1,156,600
 Options exercised for common
   stock                                 --       100,000      100        --        24,900            --            --       25,000
 Common stock warrants exercised         --            --       --        --            --            --            --           --
 Common stock issued for
    compensation                         --            --       --        --            --            --            --           --
 Amortization of stock issued
    for compensation                     --            --       --        --            --            --            --           --
 Other                                   --         5,000        5        --        18,245            --            --       18,251
                                 ----------   -----------  -------  --------   -----------   -----------   -----------  -----------
Balance, December 31, 2005       $17,135,686   46,291,381  $46,289         3    29,678,083   $(1,310,862)  (36,799,515) $ 8,749,853


                  The accompanying notes are an integral part of these consolidated financial statements.

                            SLS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                    --------------------------------------------
                                                                        2005            2004            2003
                                                                    ------------    ------------    ------------
Operating activities:
     Net loss                                                       $(10,004,388)   $ (8,599,899)   $ (3,979,341)
     Adjustments to reconcile net income to cash flows
       from operating activities:
        Depreciation and amortization                                    156,765          51,183          24,755
        Amortization of cost of stock issued for services                662,768         712,012         856,816
        Expense of stock options granted for services                  2,418,887       3,293,987       1,165,566
        Gain on sale of fixed assets                                     234,158         (11,000)             --
        Goodwill impairment charge                                            --       1,148,502              --
        Gain (loss) on valuation of Class D warrants                  (1,506,112)             --              --
 Change in assets and liabilities:
        Accounts receivable, less allowance for doubtful accounts       (342,619)          6,236        (112,641)
        Inventory                                                     (2,284,649)     (1,318,291)      )325,724)
        Deposits - inventory                                            (266,629)        (50,000)             --
        Deposits - merger                                                100,000              --              --
        Prepaid expenses and other current assets                       (175,545)       (185,967)             86
        Accounts payable                                               1,123,932         (10,307)        (60,162)
        Customer Deposits                                                207,819              --              --
        Due to shareholders                                                   --              --         (23,193)
        Accrued liabilities                                             (458,582)        604,365        (144,759)
                                                                    ------------    ------------    ------------

        Cash used in operating activities                            (10,134,196)     (4,359,179)     (2,601,597)
                                                                    ------------    ------------    ------------

Investing activities:
     Proceeds from sale of fixed assets                                       --          11,000              --
     Additions of fixed assets                                        (4,889,018)       (158,294)       (318,724)
                                                                    ------------    ------------    ------------

        Cash provided by (used in) investing activities               (4,889,018)       (155,294)       (318,724)
                                                                    ------------    ------------    ------------

Financing activities:
     Sale of stock, net of expenses                                    4,534,238       5,291,950       4,768,550
     Acquisition of subsidiary                                                --        (400,000)             --
     Deposit received on Series C Preferred, net of expenses                  --       8,849,420              --
     Borrowing on notes payable                                               --              --          21,461
     Repayments of notes payable                                         (28,309)         (4,825)       (391,144)
                                                                    ------------    ------------    ------------

        Cash provided by financing activities                          4,505,929      13,736,545       4,398,867
                                                                    ------------    ------------    ------------

Increase (decrease) in cash                                          (10,517,285)      9,230,072       1,478,546
Cash, beginning of period                                             10,712,858       1,482,786           4,240
                                                                    ------------    ------------    ------------

Cash, end of period                                                 $    195,573    $ 10,712,858    $  1,482,786
                                                                    ============    ============    ============


Supplemental cash flow information:
     Interest paid                                                  $      5,354    $        157    $     43,345
     Income taxes paid (refunded)                                             --              --              --

Noncash investing activities:
     Stock issued and options granted for services                  $  2,418,887    $  3,293,987    $  2,278,602
     Conversion of notes payable                                              --              --              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SLS INTERNATIONAL, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                                                   Additions
                                                      Balance at   charged to
                                          beginning   costs and    Balances at
                                           of year     expenses    deductions   end of year
                                         ----------   ----------   ----------   ----------
Year ended December 31, 2003
      Allowance for doubtful accounts   $  132,396           --   $   87,396   $   45,000
      Income tax valuation allowance     1,123,700      741,200           --    1,864,900

Year ended December 31, 2004
      Allowance for doubtful accounts       45,000           --           --       45,000
      Income tax valuation allowance     1,864,900    1,382,440           --    3,247,340

Year ended December 31, 2005
      Allowance for doubtful accounts       45,000           --           --       45,000
      Income tax valuation allowance     3,247,340    2,700,615           --    5,947,955







                   The accompanying notes are an integral part of these consolidated financial statements.

                            SLS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


1. SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS:
             Our primary business is the design and manufacture of loudspeakers based on our proprietary planar ribbon driver and unique cabinet designs. We sell our products primarily through dealers and contractors and are developing retail channels through various high volume consumer retail channels.

         INVENTORIES:
             Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of finished goods, raw materials and parts. Included in inventory at December 31, 2005 is $1,474,481 of finished goods and $2,718,776 of raw materials. Included in inventory at December 31, 2004 is $497,369 of finished goods and $1,411,219 of raw materials. Also included in Inventory at December 31, 2005 and 2004 was $0 and $116,987 of goods consigned to sales representatives and dealers.

         FIXED ASSETS:
             Fixed assets are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. The lives used for items within each property classification range from 5 to 39 years.

             Maintenance and repairs are charged to expense as incurred.

             Depreciation expense was $156,764, $51,183, and $24,755 in the years ended December 31, 2005, 2004, and 2003.

         CONCENTRATION OF CREDIT RISK:
             The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in major banks and financial institutions. From time to time, the Company's cash deposited with banks exceeded the FDIC insurance limit of $100,000. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas, however most are in the same industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of December 31, 2005 and 2004, approximately 36% and 30%, respectively, of the Company's net accounts receivable balance was due from four customers.

         RESEARCH AND DEVELOPMENT:
              Research and development costs relating to both present and future products are expensed when incurred and included in operating expenses. Research and development costs were $124,349, $77,065 and $31,435 for the years ended December 31, 2005, 2004 and 2003.

                            SLS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


         ADVERTISING AND PROMOTIONAL EXPENSES:
              Advertising and promotional expenses are charged to operations in the period incurred. Advertising and promotion expenses were $2,860,994, $414,337, and $150,713 for the years ended December
              31, 2005, 2004, and 2003.

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

         LONG-LIVED ASSETS:
             Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company determined that as of December 31, 2005, there had been no impairment in the carrying value of long-lived assets.

         GOODWILL AND OTHER INTANGIBLE ASSETS:
             Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if

                            SLS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


             impairment indicators arise, as required by SFAS No. 142. As of December 31, 2005 and 2004 the Company had no goodwill or other intangible assets. See Note 8, Acquisitions, for goodwill impairment expense during 2004. There was no goodwill impairment expense recorded during 2005.

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

         STOCK-BASED COMPENSATION:
             The Company accounts for its stock and options issued for services by non-employees based on the market value of the stock at the date of the agreement and the market value of the options as determined by the Black-Scholes pricing model. The cost is amortized to expense over the life of the agreement to provide services. The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. During 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, effective as of the beginning of the year. There had been no previous granting of options to employees and therefore this adoption had no effect on previous financial statements. See Note 14 for details of employee stock options issued during the years ended December 31, 2005, 2004 and 2003.

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

2. Going Concern Matters

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2005, 2004 and 2003, the company incurred losses of $10,004,388, $8,599,899, and $3,979,341 respectively. The financial statements do not include any adjustments relating to the recoverability and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily with proceeds from capital contributed by shareholders and to explore other financing options in the investment community. At December 31, 2005 no formal agreements had been entered into. There can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

3. LONG TERM DEBT AND NOTES PAYABLE
         Long term debt and notes payable consists of the following at December 31, 2005 and 2004:

                                                        December 31,
                                                       2005      2004
                                                     -------   -------
         Notes payable to an individual, interest
         rate of 7% uncollateralized, principal
         due September of 2005                           --   $25,000

         Equipment note, payments in monthly
         installments of $407 beginning Oct. 2003,
         ending Sept. 2008. Interest at 5.16%         11,743    15,052
                                                     -------   -------
                                                      11,743    40,052
         Less current portion                          4,376    29,101
                                                     -------   -------
         Long-term portion                           $7,367   $10,951
                                                     =======   =======

         The aggregate principal amounts due in the future are as follows:
         $4,376 in 2006, $4,607 in 2007, and $2,760 in 2008.

         The note payable to an individual for $25,000 was paid in full in June of 2005.

           Interest expense accrued on long-term debt was $5,354 and $1,907 in the years ended December 31, 2005 and 2004.

4. COMMITMENTS
         Rent expense for operating leases was approximately $71,400, $98,943 and $62,150 for the years ended December 31, 2005, 2004 and 2003. This lease had expired by December 31, 2005, so there are no future lease commitments under this lease.

                            SLS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


         In February 2006, the building that serves as our principal location was sold to a third party and leased back to the company in a ten - year lease. The term of the lease runs from February 2006 through February 2016.
             Future minimum lease payments under this new lease are as follows:

2006                     $  412,500
2007                     $  450,000
2008                     $  450,000
2009                     $  450,000
2010 and thereafter      $3,150,000
                         ----------
                         $4,912,500


5. INCOME TAXES
         The Company does not have an income tax provision in 2005, 2004 and 2003. The Company has loss carryforwards of approximately $17,493,985 expiring from 2011 to 2019.

         Deferred tax is comprised of the following:

         Non-current asset:           2005          2004          2003
                                   -----------    -----------    -----------
         Net operating loss        $ 5,947,955    $ 3,247,340    $ 1,864,900
         Valuation allowance        (5,947,955)    (3,247,340)    (1,864,900)
                                   -----------    -----------    -----------
         Total deferred tax, net            --             --             --
                                   ===========    ===========    ===========

         A percent reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                              2005     2004     2003
                                             ------   ------   ------
         Statutory federal income tax rate   (34.0%)  (34.0%)  (34.0%)
         Non deductible expense               16.6%    15.3%    17.0%
         Change in valuation allowance        17.4%    18.7%    17.0%
                                             -----    -----    -----
         Effective tax rate                    0.0%     0.0%     0.0%
                                             =====    =====    =====

6. RELATED PARTY TRANSACTIONS


          In 2005, SLS entered into a three year consulting agreement with a consultant. SLS pays the consultant $10,000 per month under this agreement for services provided to the company. Upon signing the agreement, the consultant had no relationship with the company or any of its officers, but has since become the spouse of the President, Steve Lamar.

                            SLS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


        There was an amount due from a shareholder of $511 as of December 31, 2004 and 2003. Amounts owed by or to shareholders to the Company are charged against or credited to interest. As of December 31, 2005 the amount due from shareholder was $0.

        In December of 2004, the Company entered into a real estate lease with a company 50% owned by the President of the Company. The lease contained an option to purchase the building for $3,500,000. In February of 2005, the Company exercised the option and purchased the building. The Company paid rent of $18,750 for January of 2005 before the purchase occurred.


7. MAJOR CUSTOMERS AND SUPPLIERS

         In 2005,the Company received approximately 33% of its revenue from five customers with the largest customer accounting for 17% of total revenue. The Company purchased approximately 51% of the cost of sales from five vendors with the largest vendor accounting for 21% of total cost of sales.

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


8. ACQUISITIONS

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

                             SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


         In March of 2004, the Company completed a merger with Evenstar, Inc. into a newly formed, wholly owned subsidiary. In exchange for said merger, the Company paid $300,000 in cash and issued 300,000 shares of common stock to the seller. Based on market value of the common stock on the date of closing and the cash paid, the total acquisition price was $1,161,000. Simultaneously with the merger, the Company hired the seller as director of its electronics division. Evenstar, Inc had virtually no assets other than patents, valued at $12,498, and has not shown any revenue for the two years previous to the merger. The excess of the purchase price over the cost of the patents was recorded as goodwill in the first quarter of 2004. Simultaneously, the Company recorded a charge for impairment of goodwill of the same amount. Impairment charges relating to this merger were $1,148,502 for the year ended December 31, 2004.


         In April of 2004, the Company entered into a strategic alliance agreement with Bohlender-Graebener Corporation (BG). The Company paid BG $100,000 on April 2, 2004 for this agreement. This amount is recorded on the December 31, 2004 financial statements as deposits - merger. The agreement term was for one year and could be extended for any length of time after the first year by mutual agreement between BG and the Company. During the term of the agreement BG was required to work with the Company, diligently and in good faith, to consummate a merger. During the first six months of the agreement, BG was not permitted to solicit any offer to purchase BG, and was not permitted to respond to any unsolicited offer. In addition to the above, BG granted the Company exclusive sales and marketing rights to certain BG products and the Company committed to purchase certain minimum quantities of various BG products at agreed-upon prices. In the event no agreement to merge the companies on mutually acceptable terms could be reached before termination of the agreement, BG was entitled to keep the $100,000 cash payment as consideration for its performance under the agreement. In October of 2004, the Company agreed to pay BG an additional $100,000 as prepayment of future inventory purchases and BG agreed to extend certain terms of the agreement by six months. As of December 31, 2005, no agreement to merge the companies had been reached and the $100,000 was recorded as acquisition expense in the year ended December 31, 2005.


9. STOCKHOLDERS' EQUITY

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

       In 2003, the Company sold 1,468,300 shares of preferred stock, series A, for $3,670,750. The preferred stock offering closed on July 31, 2003. This preferred stock contained a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock one year after buying the shares. A discount on preferred shares of $3,451,720 relating to the beneficial conversion feature was recorded which was amortized over a one-year period beginning with the date the shareholders purchased their shares

       During 2003, 238,000 shares of preferred stock, series A, were converted to 2,380,000 shares of common stock.

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

       In July 2003, the Company entered into an endorsement agreement with the recording artist Sting through Steerpike Ltd. The agreement grants 1,100,000 options in exchange for future endorsements of SLS products. Each option is convertible into one share of common stock at a strike price of $0.25 and is exercisable for a period of five years. Expense associated with the options were recorded over the two-year period of the agreement beginning July 31, 2003 and ended July 31, 2005. Expense was recorded at fair market value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the two-year period. Consulting expense relating to this agreement was $110,601, $1,027,985 and $1,142,432 for the years ended December 31, 2005, 2004 and 2003. As of December 31,2005 all 1,100,000 options have been earned and expensed.

       In October 2003, an agreement was signed with Zane Sellis for consulting services to be performed October 28, 2003 to October 28, 2005. As compensation for consulting services the Company agreed to issue 3,226 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $5,162 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost was amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $2,129, $2,580 and $453 for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 all amortization for consulting services relating to this agreement have been expensed.

                            SLS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


       In November 2003, an agreement was signed with George Iordanou for consulting services to be performed November 6, 2003 to November 6, 2005. As compensation for consulting services the Company agreed to issue 3,226 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $4,774 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost was amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $2027, $2,388 and $360 for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 all amortization for consulting services relating to this agreement have been expensed.

       In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for consulting services the Company agreed to issue 400,000 shares of common stock. Using the market value on the date the agreement was signed; the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $260,000, $260,000 and $36,329 for the years ended December 31, 2005,
       2004 and 2003. On December 31, 2005 there was $223,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of
       800,000, to Mr. Fischbach on January 1 of each year based on the previous year's performance levels. No options were issued on January 1, 2004 or 2005 under this agreement. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of December 31, 2005, Mr. Fischbach had earned no cash fee.

       In November 2003, an agreement was signed with Edward Decker for consulting services to be performed November 20, 2003 to November 20, 2005. As compensation for consulting services the Company agreed to issue 7,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $15,050 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost was amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $6,681, $7,524 and $845 for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 all amortization for consulting Services relating to this agreement have been expensed.

       In November 2003, an agreement was signed with Christopher Obssuth for consulting services to be performed November 20, 2003 to November 20, 2005. As compensation for consulting services the Company agreed to issue 7,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $15,050 and recorded as a

                            SLS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


       debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost was amortized over the two-year period of the agreement. Consulting expense relating to this agreement was $6,681, $7,524 and $845 for the years ended December 31, 2005, 2004 and 2003. As Of December 31, 2005 all amortization for consulting services relating to this agreement have been expensed.


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

       In 2004, 300,000 shares of common stock were issued for the merger with Evenstar, Inc. See Note 8.

       In 2004, the Company commenced an offering of Series B preferred stock and sold 272,100 shares of preferred stock, series B, for $5,102,250, net of expenses. This preferred stock contains a beneficial conversion feature. The feature allows the holder to convert the preferred to 10 shares of common stock six months after buying the shares. Attached to each preferred share is ten Class C warrants. Each Class C warrant has a term of three years and provides the right to purchase one share of our common stock at $7.00 per share. If the average closing market price for our common stock is equal to or greater than $10.50 for a period of 30 days, then such warrants are capable of being repurchased with a 30-day notice, at a price of $.001 per warrant. A discount on preferred shares of $2,211,300 relating to the beneficial conversion feature was recorded and was amortized over the six-month period beginning with the date the shareholders purchased their shares. As of December 31, 2004, $2,211,300 has been amortized to retained earnings and the unamortized discount on preferred shares was $0.

       In 2004, 76,050 shares of preferred stock, series B, were converted to 760,500 shares of common stock.

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In December 2004, an agreement was signed with W. Curtis Hargis Co. (Hargis) for consulting services. As compensation for consulting services we agreed to issue 100,000 options upon reaching an agreement with a retailer introduced to us by Hargis. This occurred on March 21, 2005. We also agreed to issue Hargis an option to purchase one share of common stock for every $100 in sales from the retailer provided that Hargis shall not be entitled to receive in excess of 500,000 options. The options have a term of three years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to the day the options are earned. As of December 31, 2005, Hargis had earned 101,529 options to purchase common stock. Using the Black-Scholes pricing method, the options were valued at $62,886 and recorded as consulting expense in the year ended December 31, 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.93%; strike price of $2.11; market price of $2.30; volatility rate of 25.87%; and a yield rate of 0.00%. The agreement also calls for additional compensation to Hargis in the form of a cash fee of 2% of the net sales realized from the retailer. As of December 31, 2005, Hargis had earned $1,735 based on the value provided to us in the year ended December 31, 2005.


       In February of 2004, an agreement was signed with Ryan Schinman for consulting services to be performed indefinitely. As compensation for consulting services the Company agreed to issue 50,000 options on the date of signing and 10,000 options per month thereafter. The options have a term of ten years and a strike price equal to the market price on their grant date. The strike price for the options granted in 2004 ranged from $1.45 to $3.10. Using the Black-Scholes pricing model, the options were valued at $215,600 and recorded as consulting expense for the year ended December 31,2004. In the year ended December 31, 2005, 120,000 options were granted to Ryan Schinmann for consulting services. The options have a strike price equal to market price on their grant date, ranging from $1.99 to $2.51. Using the Black-Scholes pricing model, the options were valued at $113,516 and recorded as consulting expense. Factors used in the Black-Scholes pricing model included: risk-free interest rates of 3.93% to 4.50%; strike prices of $1.99 to $2.51; market prices of $1.99 to $2.51; volatility rate of 21.13% to 25.87%; and a yield rate of 0.00%.

       In June 2004, the Company entered into an endorsement / consulting agreement with the recording artist Quincy Jones through Global Drumz, Inc. The Company made a cash payment of $250,000 to Global Drumz, Inc. on the date of the agreement. Pursuant to the agreement, the Company granted options to purchase 1,000,000 shares of its common stock in exchange for future endorsements of its products and various other consulting services. The option has a strike price of $2.00 and is exercisable for a period of five years. The Company also issued 1,000,000 Class C warrants, with a five-year term, for 1,000,000 additional shares of common stock at an exercise price of $7.00 per share. In the event that the closing price

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       of its common stock does not exceed $7.00 per share for a period of five consecutive business days during the period commencing on June 2, 2004 and ending June 2, 2009, the Company shall pay additional compensation of $250,000. Expense associated with the options was recorded over the six-month vesting period of the agreement. The options and warrants automatically vest as to 50% of the stock covered thereby upon the effective date of the agreement and as to one-sixth of the remaining stock covered thereby monthly thereafter. Expense was recorded at fair value, using the Black-Scholes pricing model, on an accelerated method, thereby recording a larger portion of the costs in the earlier months of the six-month period. Factors used in the Black Scholes pricing model included: risk free interest rate of 3.30% to 3.71%; strike price of $2.00 for the options and $7.00 for the warrants; market price of 1.45 to 2.95; volatility rate of 29.28% to 32.36%; and a yield rate of 0.00%. The consulting expense relating to this agreement of $1,658,888 ($250,000 cash, $1,408,888 non cash) was all recorded during the year ended December 31, 2004

       In 2004, no Class C warrants were exercised. As of December 31, 2004, 3,846,000 Class C warrants were outstanding.

       Year Ended December 31, 2005

       In February of 2005, an agreement was signed with 3CD Consulting, LLC for consulting services to be performed November 18, 2004 to November 17, 2007. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock. The options have a term of 3 years and a strike price of $2.00. Using the Black-Scholes pricing model, the options were valued at $814,781 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Factors used in the Black Scholes pricing model included: risk-free interest rate 3.08%; strike price of $2.00; market price of $2.45; volatility rate of 29.73%; and a yield rate of 0.00%. The expense is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $271,592 and $31,996 for the years ended December 31, 2005 and 2004. On December 31, 2005, there was $511,193 remaining in unamortized cost of stock issued for services for this agreement.

       In January of 2005, an agreement was signed with New AV Ventures, LLC
       (AV) for consulting services to be performed January 31, 2005 to January 31, 2010. As compensation for consulting services the Company issued 300,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $720,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the five-year period of the agreement. Consulting expense relating to this agreement was $144,000 for the year ended F-19

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       December 31, 2005. On December 31, 2005 there was $576,000 remaining in unamortized stock issued for services for this agreement. The Company also agreed to give AV a percentage of future sales to certain vendors and one option to purchase one share of common stock for each $100 of sales to vendors generated by AV; provided that AV shall not be entitled to receive in excess of 700,000 options. The options will have a term of five years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to January 1 of the following year. As of December 31, 2005, AV , has earned no cash fee or options under this agreement.

       In January of 2005, the Company completed a private placement of 15,000 shares of its Series C Preferred stock for an aggregate purchase price of $15,000,000. The proceeds were $13,340,408, net of expenses. Expenses associated with the offering are legal costs of $132,558 and expenses related to a finder's fee. The finder was compensated $900,000 plus 600,000 warrants, which were valued at $627,034 using the Black-Scholes pricing model and charged as an expense in the first quarter of 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.64%: strike price of $2.50; market price of $2.79; volatility rate of 29.73%; and a yield rate of 0.00%.

       The Series C Preferred Stock contains a beneficial conversion feature. The feature allows the holder to convert each share of preferred to 400 shares of common stock and accrues a 6% premium to the stated face value of the shares of preferred stock, which would be convertible into additional shares of common stock. A discount on preferred shares of $3,246,112 relating to the beneficial conversion feature was recorded. As of December 31, 2005, the full discount had been amortized to retained earnings.


       The 6% premium accrues to the face value of the preferred stock and compounds quarterly. As of December 31, 2005, the face value of the 14,450 outstanding shares are $15,326,826, of which $876,826 is premium. The face value of the preferred stock is convertible into common stock at $2.50 per share. As a result, on December 31, 2005, the 14,450 outstanding shares of preferred stock were convertible into 6,130,730 shares of common stock.

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

       The provisions of the agreement pertaining to the Class D warrants provide for penalties if we fail to keep the registration statement effect for a preset time period. Since this clause calls for a settlement alternative that would be avoided

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        by the company under other settlement alternatives, we are required by EITF 00-19 to record a liability for the market value of the Class D warrants. The initial amount of this liability is the fair market value as determined by the Black-Scholes pricing model amounting to $1,506,112. Subsequent changes in the Black-Scholes market value are to be reported in our earnings statement. As of December 31, 2005, the Black-Scholes pricing model valued the warrants at $0. Consequently the decrease in the original liability of $1,506,112 to the December 31, 2005 value of $0 results in recognition of a gain of $1,506,112.

       In the year ended December 31, 2005, 284,873 shares of preferred stock, series A, were converted to 2,848,730 shares of common stock. There are 66,000 shares of series A preferred stock outstanding as of December 31, 2005.

       In the year ended December 31, 2005, 106,350 shares of preferred stock, series B, were converted to 1,063,500 shares of common stock. There are 89,700 shares of series B preferred stock outstanding as of December 31, 2005.

       In the year ended December 31, 2005, 550 shares of preferred stock, series C, were converted into 220,000 shares of common stock. The premium on these converted shares was $7,678 and is recorded in these financial statements as a stock dividend. The premium on these shares converted at $2.50 per share into an additional 3,071 shares of common stock. These shares were not issued as of December 31, 2005 are therefore shown in these financial statements as stock not issued but owed.


       In June of 2005, an agreement was signed with JMBP, Inc. and Mark Burnett for consulting services. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock and 1,000,000 warrants for shares of common stock. The options have a term of five years and a strike price of $2.05. The warrants have a term of five years and a strike price of $6.50. 400,000 options and 400,000 warrants vested on the date the agreement was signed. The remaining options and warrants vest upon various events as set forth in the agreement. As of December 31, 2005, 100,000 additional warrants and option were vested. Using the Black-Scholes pricing model, these options and warrants were valued at $283,740 and recorded as consulting expense for the year ended December 31, 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.89%; strike price of $1.91 to $2.05 for the options and $6.50 for the warrants; market price of $2.05; volatility rate of 21.92% to 22.13%; and a yield rate of 0.00%. Expenses to be recorded in future quarters are unknown at this time because the value of the vesting options and warrants will be partly based on the market price on the date the vesting events take place.


       In June of 2005, we entered into employment agreements with Michael Maples, Steven Lamar, and John Gott. Each agreement has a term of three years. In the agreements we agreed to pay an aggregate of $150,000 in

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       signing bonuses, agreed to issue an aggregate of 1,125,000 shares of common stock, and agreed to issue an aggregate of 1,250,000 options. The signing bonuses were paid and capitalized as a prepaid expense, which will be amortized over the three-year term of each agreement. In the year ended December 31, 2005, $26,127 was recorded in compensation expense in relation to the prepaid signing bonuses. There is $123,873 remaining in prepaid expense as of December 31, 2005. The 1,125,000 shares of common stock were to be issued in January 2006, but the officers have elected to forgo their rights to receive the stock. Because the officers have given up the rights to the stock and the stock will not be issued, no expense has been recorded on this segment of the employment agreement in the year ended December 31, 2005 and there will be no expense in the future in regards to this stock. The 1,250,000 options will be earned evenly over the three-year agreement. Each option is convertible into one share of common stock at a strike price of $2.50 and is exercisable for a period of ten years. Expense associated with the options will be recorded over the three-year period of the employment agreements at fair market value, using the Black-Scholes pricing model. Compensation expense relating to options earned for the twelve months ended December 31, 2005 was $104,966. Factors used in the Black-Scholes pricing model included: risk-free interest rate of $3.75 - 4.09%; strike price of $2.50; market price of $1.99 - $2.15; volatility rate of 22.13% - 25.87%; and a yield rate of 0.00%. As of December 31, 2005, 223,174 of the 1,250,000 options have been earned and expensed. Expenses to be recorded in future quarters are unknown at this time because the value of the earned options will be partly based on the month-end market price.


       In 2005 the company's CEO transferred 70,000 shares of his personal common stock to various individuals for consulting services. For accounting and tax purposes, these transfers are deemed to have been made by the company. The shares were valued using the market price at the date the stock was transferred. The stock price ranged from $2.15 - $2.40. The shares were valued at $161,250 and recorded as consulting expense for the year ended December 31, 2005. year ended December 31, 2005.

       In 2005 the company's CEO granted 500,000 options to a consultant from his own personal stock. For accounting and tax purposes, these transfers are deemed to have been made by the Company. Using the Black Scholes pricing model the options were valued at $995,350. Factors used in the Black-Scholes pricing model included: risk free interest rate of $3.19; strike price of $.05; market price of $2.04; volatility rate of 22.13%; and a yield rate of 0.00%. The options were recorded as consulting expense for year ended December 31, 2005.

       In the year ended December 31, 2005, 930,000 options were granted to directors of the Company. The options have a strike price of $2.50. Using the Black-Scholes pricing model, the options were valued at $686,868 and recorded as compensation expense. Factors used in the Black-Scholes pricing model included: risk-free interest rates of 3.71%

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       to 4.06%; strike prices of $2.27 to $2.50; market prices of $2.27 to $2.38; volatility rate of 22.13%; and a yield rate of 0.00%. In the second quarter of 2005, 730,000 options issued in the first quarter automatically expired upon resignation of two directors. Therefore, compensation expense for the quarter ended June 30, 2005 was reduced by $490,868 in credits from the expiration of such options for a net expense of $196,000 for the year ended December 31, 2005.


       In 2005, no Class D warrants were exercised. As of December 31, 2005, there were 6,000,000 Class D warrants outstanding.

       In 2005, no Class C warrants were exercised. As of December 31, 2005, there were 3,846,000 Class C warrants outstanding.

       As of December 31, 2005 all Class A and B warrants were expired.

10. UNAMORTIZED COST OF STOCK AND OPTIONS ISSUED FOR SERVICES

       As detailed in Note 9, during the years ended December 31, 2002 through 2005, the Company issued common stock and options as part of consulting agreements that were to be expensed over various time periods. The value of stock issued and options granted totaled $720,000, $913,036 and $1,599,213 for the years ended December 31, 2005, 2004,and 2003, respectively. This cost is recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the years ended December 31, 2005, 2004 and 2003 $773,110, $712,012 and $656,816 was amortized into consulting expense. Unamortized cost of stock issued for services was$1,310,864 as of December 31, 2005 and $1,363,974 as of December 31, 2004.



11. CONSULTING AND INVESTOR RELATIONS SERVICES

       Consulting and investor relation services expense was $4,352,716, $4,982,014 and $3,104,153 for the years ended December 31, 2005, 2004, and 2003.,


       Consulting expenses relating to stock issued for consulting agreements was $662,768, $712,012, and $656,816 (See Note 10) in the years ended
       December 31, 2005, 2004, and 2003 and relating to options issued for consulting agreements was $1,837,685, $3,467,254, and $1,142,432 (See
       Note 9)for the years ended December 31, 2005, 2004, and 2003.


       Various individuals and corporations performed consulting services and investor relation services for the Company during the years ended December 31, 2005, 2004, and 2003 and were paid cash in the amounts of $1,852,263, $802,748, and $1,304,905.

                             SLS INTERNATIONAL,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12. STOCK OPTIONS

        In 2003, the Company issued 1,100,000 options for common stock as part of consulting agreements as detailed in Note 9 and 145,000 employee options as detailed in Note 13. In 2004, the Company issued 2,285,000 options for common stock as part of consulting agreements as detailed in
        Note 9 and 75,000 employee options as detailed in Note 13. In 2005, the Company issued 1,221,529 options for common stock as part of consulting agreements as detailed in note 9 and 1,450,000 employee options as detailed in Note 13.

       The following table summarizes the options granted and assumptions used in determining their value, using the Black-Scholes pricing model:

                                                            2003            2004            2005
                                                        -----------     -----------      ----------
        Dividend Yield                                       0%              0%              0%
        Weighted Average Expected
                  Stock Volatility                     142.94%-146.60%   21.13%-32.86%   22.13%-25.87%
        Weighted Average Risk Free Interest Rate         2.85%-3.46%     3.30% - 4.50%   3.73% - 4.09%
        Expected Option Lives                          5 to 10 years     3 to 5 years    3 to 10 years

        Value of Options Granted                        $1,142,432       $3,467,254*     $2,308,545**


       *Only options earned in 2004 are valued here. Options to be earned in 2005 have not been valued as they will be valued on the date they are earned. See Note .

       **Only options earned in 2005 are valued here. Total value includes some options issued in 2005 that were not valued until the date they were earned. Options to be earned in 2006 have not been valued as they will be valued on the date they are earned. See Note 9.

                 Options                    2003          Weighted       2004       Weighted      2005      Weighted
                                                          Average                   Average                  Average
                                                          Exercise                  Exercise                 Exercise
                                                           Price                      Price                   Price
                                         ----------      --------     ----------    ---------   ----------   ---------
Outstanding at beginning of year            500,000       $  0.30      1,485,000    $    0.27    3,845,000   $    1.26

Granted                                   1,245,000          0.25      2,360,000         2.04    2,671,529        2.28

Exercised                                   260,000          0.25             --           --      105,000         .25

Expired                                          --            --             --           --           --          --
                                         ----------      --------     ----------    ---------   ----------   ---------

Outstanding at end of year                1,485,000      $   0.27      3,845,000    $    1.26    6,411,529   $    1.70
                                         ==========      ========     ==========    =========   ==========   =========

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. EMPLOYEE STOCK OPTIONS
       During the year ended December 31, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective as of the beginning of the year. There had been no previous grants of options to employees and therefore this adoption has no effect on financial statements prior to 2003. There were no employee stock options in any year prior to 2003.

       The board of directors approved 145,000 options for employees and directors in the year ended December 31, 2003. The options vested immediately. 10,000 options were approved for each of the three board members for their roles as directors of the company. 115,000 options were approved for employees of the Company for services rendered. Using the Black-Scholes pricing model, in accordance with the fair value recognition provision of FASB Statement No.123, the options were valued at $23,134 and recorded as compensation expense in the year ended December 31, 2003.

        The following table summarizes the options granted in 2003 and assumptions used in determining their value, using the Black-Scholes pricing model:

              Dividend Yield                                             0%
              Weighted Average Expected Stock Volatility              52.5%
              Weighted Average Risk Free Interest Rate                4.04%
              Expected Option Lives                                10 years
              Value of Options Granted                              $23,134


                                   Options             2003        Weighted
                                   -------                         Average
                                                                   Exercise
                                                                    Price
                                                     -------       ------
              Outstanding at beginning of year            --           --

                       Granted                       145,000       $  .25

                  Exercised                               --           --

                  Expired                                 --           --
                                                     -------       ------

                 Outstanding at end of year          145,000       $ 0.25
                                                     =======       ======

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The board of directors approved 75,0000 options for employees and directors in the year ended December 31, 2004. The options vested immediately. 25,000 options were approved for each of three board members for their roles as directors of the company. Using the Black-Scholes pricing model, in accordance with the fair value recognition provision of FASB Statement No. 123, the options were valued at $57,359 and recorded as compensation expense in the year ended December 31, 2004.


        The following table summarizes the options granted in 2004 and assumptions used in determining their value, using the Black-Scholes pricing model:

              Dividend Yield                                             0%
              Weighted Average Expected Stock Volatility            25.48%
              Weighted Average Risk Free Interest Rate                3.93%
              Expected Option Lives                                10 years
              Value of Options Granted                              $57,359




                                   Options               2004        Weighted
                                   -------                           Average
                                                                     Exercise
                                                                      Price
                                                        -------       ------
                Outstanding at beginning of year        145,000       $ 0.25

                Granted                                  75,000       $ 2.21

                Exercised                                    --           --

                Expired                                      --           --
                                                        -------       ------

               Outstanding at end of year               220,000       $ 0.92
                                                        =======       ======

        The board of directors approved 1,450,000 options for employees and directors in the year ended December 31, 2005.

                            SLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The following table summarizes the options granted in 2005 and assumptions used in determining their value, using the Black-Scholes pricing model:

              Dividend Yield                                     0%
              Weighted Average Expected Stock Volatility     22.13-25.87%
              Weighted Average Risk Free Interest Rate        3.73-4.09%
              Expected Option Lives                        10 years
              Value of Options Granted                     $300,966*

     * Only options earned in 2005 are valued here. Options to be earned in 2006 and beyond have not been valued as they will be valued on the date they are earned.


                                   Options             2005        Weighted
                                   -------                         Average
                                                                   Exercise
                                                                    Price
                                                       -------     --------
                  Outstanding at beginning of year     220,000     $   0.92

                  Granted                            1,450,000     $  2.47

                  Exercised                                 --          --

                  Expired                                   --          --
                                                       -------     -------


                  Outstanding at end of year            1,670,000       $ 2.27
                                                         =======        ======





14. TEMPORARY EQUITY - RESCISSION OFFERS

       Holders who exercised warrants during the period from May 1, 2002 through May 10, 2004 may be entitled to demand a rescission of such exercises. During such period, the registration statement that the Company filed with the US Securities and Exchange Commission to register the common stock issuable upon exercise of the warrants may not have been "current" because it had not been amended to include the Company's most recent audited financial statements. The Company intended to, but ultimately did not, make a rescission offer in 2005 to all warrant holders who exercised warrants during the period from May 1, 2002 through May 10, 2004. The rescission offer would require the Company to repurchase shares of common stock issued upon exercise of warrants at their original exercise price,

                             SLS INTERNATIONAL, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       $.50 for the Class A warrants and $3.00 for the Class B warrants, at each warrant holder's option. The current market price is well above the $.50 exercise price of the Class A warrants so no adjustment to the financial statements for the year ended December 31, 2004 or the nine months ended September 30, 2005 has been made for the rescission offer. The current market price is below the $3.00 exercise price of the Class B warrants. Only 22,600 Class B warrants were issued in the period, making our potential rescission liability to the former Class B Warrant holders equal to $67,800 plus interest, which amount would be reduced to the extent of any sales of the underlying common stock by the former warrant holders. If all warrant holders accepted the rescission offer, the Company would be required to pay $1,340,700 plus interest, which amount would be reduced to the extent of the proceeds from any sales of the underlying common stock by the former warrant holders. Acceptance of the rescission offer by all former warrant holders could have a material adverse effect on these financial statements. The Company did not make the rescission offer in 2005, as it focused instead on capital-raising, new product launches, and other activities. In 2006, the Company intends to determine whether to make the rescission offer or to allow the statute of limitations to continue to run through their expiration under applicable state law.


       From 2001 to 2003, the Company sold shares of our Convertible Preferred Stock, which is reflected in these financial statements as our Series A Preferred Stock. The Company subsequently discovered that the certificate of designation for the Convertible Preferred Stock had not been filed, and the Company made such filing in December of 2004. The delay in filing the certificate of designation may have resulted in the shares of Convertible Preferred Stock not being validly issued. As of December 31, 2005, there were 66,000 shares outstanding. All other convertible preferred stock has been converted to common stock on a 10-to-1 basis, at a conversion price of $0.25 per share. Because the current stock price is well above the conversion price, no adjustments to these financial statements have been recorded for this. The Company believes that the conversion to common stock cures any issues related to the potential invalid issuance of shares of Convertible Preferred Stock. The Company may have rescission liability for the 44,000 shares that have not converted as of March 21, 2006, subject to the prior expiration of applicable statutes of limitation.

                             SLS INTERNATIONAL, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. SUBSEQUENT EVENTS

       From January 1 to March 21, 2006, 22,000 shares of preferred stock, series A, were converted into 220,000 shares of common stock.

       From January 1 to March 21, 2006, no shares of preferred stock, series B, were converted.

       In March 2006, a consultant exercised 100,000 options for $30,000 and was issued 100,000 shares of common stock.

       In February 2006, the building that serves as our principal location was sold to a third party for gross proceeds of $4,000,000 and leased back to the company under a ten year operating lease. The term of the lease runs from February 2006 through February 2016. Future minimum lease payments under this new lease are as follows:


2006                                 $  412,500
2007                                 $  450,000
2008                                 $  450,000
2009                                 $  450,000
2010 and thereafter                  $3,150,000
                                     ----------
                                     $4,912,500


On March 8, 2006, the Board of Directors awarded stock options to 14 key employees, none of whom are executive officers, for an aggregate of 1,068,000 shares at the day's closing market price of $1.04.

On March 9, 2006, we announced the signing of a master Vendor Agreement with Best Buy Co., Inc. Under the terms of the Vendor Agreement, Best Buy will distribute the new Q Line Gold Home Theater Surround Sound System in 618 Best Buy locations throughout the U.S. commencing in May, 2006. The agreement provides that Best Buy will purchase the first 3,090 units of the Q Line Gold Home Theater Surround System that we supply. Following the sale of the initial order of 3,090 units, all additional units will be supplied to Best Buy on a consignment basis.