Form 10-K/A
period 2005-12-31
SLS INTERNATIONAL INC
filed 2006-04-28
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10-K / A
                                 AMENDMENT NO. 1
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

Our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006, contemplated that the information to be included in Part III would be incorporated into the report by reference to our Proxy Statement to be filed for our 2006 annual meeting of stockholders. We have now decided instead to amend the report to include the information required to be included in Part III. Items in the original report that are not included herein are not amended and remain in effect as of the date of the original filing.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

         The following table identifies our executive officers and directors on April 14, 2006:

-----------------------    ---    ----------------------------------------------
NAME                       AGE    POSITION
-----------------------    ---    ----------------------------------------------
John M. Gott               55     Chairman, Chief Executive Officer and Director
-----------------------    ---    ----------------------------------------------
Steven Lamar               35     President
-----------------------    ---    ----------------------------------------------
Michael L. Maples          56     Chief Operating Officer, Chief Financial
                                  Officer and Director
-----------------------    ---    ----------------------------------------------
Chuck Foudree              61     Director
-----------------------    ---    ----------------------------------------------
Robert H. (Robin) Luke     64     Director
-----------------------    ---    ----------------------------------------------
Robert Ring                63     Director
-----------------------    ---    ----------------------------------------------

         JOHN M. GOTT, our Chairman, Chief Executive Officer and Director, founded SLS in July 2000 in connection with the merger between SLS and its predecessor. He was also founder and Chief Executive Officer of Sound and Lighting Specialists, Inc., the predecessor of SLS International, Inc., which was founded in October 1994. The predecessor engaged in the sale and installation of sound and lighting systems. In that capacity he spearheaded our growth with respect to the sale and installation of sound and lighting systems across the world, including in Carnegie Hall and Disney World in Tokyo. He was our primary salesman through August 2001, when we hired another salesman. Mr. Gott has also been instrumental in the conceptual design and marketing of most of our products. Mr. Gott has acted in his current capacities since our inception. He also served as President from our inception until we hired Steven Lamar in June 2005.

         STEVEN LAMAR has served as our President since June 17, 2005. He has spent over 15 years in the financial services industry. Prior to joining SLS, Mr. Lamar was a co-founder and Managing Partner of BayStar Capital Management, LLC, a San Francisco-based hedge fund specializing in private investments in public equities (PIPEs). Prior to BayStar, Mr. Lamar was the Head of Institutional Sales at Shoreline Pacific, where he represented companies, lenders, and investors in PIPE transactions. From 1989 - 1996, Mr. Lamar served in various positions in retail, commercial banking at Citibank and Wells Fargo Bank. Mr. Lamar is Vice Chairman and Board Member of Allied Container Systems, a designer and manufacturer of turn-key solutions for storage, shelter and training facilities. Mr. Lamar is a founding member of Ammo Marketing's Influencer Advisory Board. Mr. Lamar received his Bachelor of Science degree in Business Administration with an emphasis in finance from San Diego State University in 1992.

         MICHAEL L. MAPLES has served as a Director since 2001, and as Chief Operating Officer and Chief Financial Officer since June 17, 2005. He has also acted as a consultant, overseeing all of the Company's accounting and Sarbanes-Oxley related functions for the past two years. From 1996 through June 2005, he was Chief Financial Officer, Chief Administrative Officer, Vice President, Treasurer and Corporate Secretary of TranSystems Corporation, an engineering, planning, and consulting firm for the transportation industry. From 1994 to 1996, he was Senior Financial Consultant for Glass & Associates, a consultant to businesses in critical stages of development. From 1991 to 1994, Mr. Maples was Senior Vice President and Controller for Franklin Savings Association, a publicly held group of financial companies. From 1987 to 1991, he was Vice President of Finance & Information Systems for McNally Wellman Company. From 1987 to 1989 he was Treasurer and Corporate Secretary for McNally Pittsburgh, Inc., a group of privately owned engineering and manufacturing companies supplying equipment, systems, parts, and service to the international and domestic material handling industry. From 1983 to 1987, he was Controller and Staff CPA for Gage & Tucker, a multi-office law firm specializing in corporate representation. From 1976 to 1983, he was a Certified Public Accountant, first at Touche Ross & Co., then with a regional firm, and finally as a sole practitioner.

         CHUCK FOUDREE, has served as a Director since July 8, 2005. He also serves on our Audit Committee as Chairman and on our Compensation Committee. Mr. Foudree served in numerous positions at Harmon Industries, Inc. from 1972 through 1999, including Executive Vice President - Finance and Chief Financial Officer. He is a director of Sceptor Industries, Inc. and Carondelet Health and a former director of OTR Express, Inc. and Harmon Industries, Inc. Mr. Foudree also serves on a variety of community boards including the Harry S. Truman Library Institute and the St. Paul School of Theology. His past directorships and trusteeships include Truman State University Foundation, St. Mary's Hospital Foundation and the Financial Executives Institute. Mr. Foudree is a graduate of Truman State University with a degree in Accounting. He is a certified public accountant in the states of Missouri and Kansas.

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

         ROBERT RING has served as a Director since June 21, 2005. He has also served on our Audit Committee and our Compensation Committee. Since 1994, Mr. Ring has consulted in the areas of business process and strategic development with companies that compete in retail, manufacturing, distribution and a variety of service areas. Mr. Ring also is a director of Bass Pro Shops, Cobalt Boats and Duckwall-Alco Stores, Inc. Prior to 1994, Mr. Ring spent 32 years with The Coleman Company. His career at Coleman involved a progression of sales and marketing assignments, the President/General Manager position of Coleman's Recreation Business, Executive Vice President of Worldwide Sales and Marketing, and most recently President and COO from 1990 through 1994.

         Mr. Ring also serves on a variety of community boards including the Via Christi Research Foundation Board, the Kansas Wildscape Foundation Board and the Wichita State University Students in Free Enterprise Business Advisory Board. His past service includes the Board of the Wichita Area Chamber of Commerce; the Board of, and two years as Chair of, the Wichita Minority Business Development Committee; the World Trade Center Board; the Wichita Committee of 100 Board; and the Wichita Area Technical College Advisory Board. Mr. Ring is a graduate of The Wichita State University with a degree in Business.

BOARD COMMITTEES

         The Board of Directors of the Company held two meetings during 2005. The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The members of each committee are Messrs. Foudree, Luke and Ring, with Mr. Foudree serving as Chair of the Audit Committee, Mr. Luke as Chair of the Compensation Committee, and Mr. Ring as Chair of the Nominating and Corporate Governance Committee. No Director attended fewer than 75% of the aggregate number of meetings of the Board of Directors and the Committees on which he served during the period in 2005 for which he was a Director.

         Mr. Foudree qualifies as an audit committee financial expert. Each of Messrs. Foudree, Luke and Ring is "independent" under Item 7(d)(3)(iv) of
Schedule 14A under the U.S. Securities Exchange Act and is "independent" under
Section 121(A) of the American Stock Exchange listing standards.

         Stockholders who wish to communicate directly with one or more Directors may do so by mailing such communications to the Company's principal offices at 1650 W. Jackson, Ozark, Missouri 65714, attention: CEO. The CEO will then relay all communications to the appropriate Director(s).

         The Company does not have a policy regarding the attendance of Directors at annual meetings of stockholders.

PROCEDURE FOR DIRECTOR NOMINATIONS BY STOCKHOLDERS

         The Nominating and Corporate Governance Committee will consider all candidates for Director that are recommended by stockholders. Recommendations should be mailed to the Company's principal offices, 1650 W. Jackson, Ozark, Missouri 65714, attention: CEO, at least 120 days prior to the year's annual meeting. The committee gives no special positive or negative consideration to a candidate based on the party that recommended the candidate.

CODE OF ETHICS

         We have adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, controller and other financial leaders, as well as to our employees generally, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code will be made available to any person, without charge, by mailing a written request to our principal offices, 1650 W. Jackson, Ozark, Missouri 65714, attention: CFO. If we make any amendments to this code, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer, or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or on a Current Report on Form 8-K filed with the Securities and Exchange Commission.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our common stock, to file with the SEC initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. Executive officers, directors and greater than ten-percent stockholders are required to furnish us with copies of all such forms they file.

         To our knowledge based solely on review of the copies of such forms we received, or written representations from certain reporting persons that no additional forms were required, all filing requirements applicable to our executive officers, directors and greater than ten-percent stockholders were complied with, with the exception of (a) the Form 3 filings by Messrs. Gott, Lamar, Maples, Foudree, Luke and Ring, which were filed late on November 1, 2005, when their due date was October 23, 2005 and (b) the Form 4 filing by Mr. Maples on January 9, 2006, which reported two sales, one of which was due to be reported on December 21, 2005 and the other was due on December 27, 2005.

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

COMPENSATION OF EXECUTIVE OFFICERS

         The following table summarizes the compensation received by our chief executive officer, and each of our other two executive officers on December 31, 2005, for services rendered to us in 2005, 2004 and 2003.

                                                                                       LONG-TERM COMPENSATION
                                                                                       ----------------------
                                                                                            COMMON STOCK
NAME AND                                                             OTHER ANNUAL             UNDERLYING
PRINCIPAL POSITION             YEAR       SALARY       BONUS(A)      COMPENSATION(B)      AWARDS OF OPTIONS
------------------             ----       --------     --------      ---------------      -----------------
John M. Gott                   2005       $137,246     $      0         $ 14,925               500,000
                               2004       $ 82,212     $      0         $ 13,768                25,000
                               2003       $ 60,460     $      0         $ 11,734                10,000

Steven Lamar(c)                2005       $ 63,692     $100,000         $      0               500,000

Michael L. Maples(c)           2005       $183,653     $ 50,000         $      0               300,000

----------
(a)  Represents signing bonuses of $100,000 to Mr. Lamar and $50,000 to Mr.
     Maples
(b)  Represents $4,187 in 2005, $4,195 in 2004, and $3,768 in 2003 for payments of medical insurance and $14,925 in 2005, $9,573 in 2004 and $7,966 in 2003
     for personal use of a company-owned automobile.
(c) Messrs. Lamar and Maples became executive officers on June 17, 2005, and were not our employees prior to such date.

         Stock Options. The following table contains information concerning stock options granted to the named executive officers in 2005.

---------------------------- ---------------------- ---------------------- --------------- ---------------- -----------------
                                   NUMBER OF
                                   SHARES OF         PERCENT OF TOTAL
                                  COMMON STOCK           OPTIONS
                                   UNDERLYING           GRANTED TO           EXERCISE
                                    OPTIONS            EMPLOYEES IN          PRICE PER       EXPIRATION         GRANT DATE
NAME                                GRANTED            FISCAL YEAR             SHARE          DATE (1)           VALUE (2)
---------------------------- ---------------------- ---------------------- --------------- ---------------- -----------------
John Gott                           500,000                 38.5%              $2.50          6/21/2015          $490,000
---------------------------- ---------------------- ---------------------- --------------- ---------------- -----------------
Steven Lamar                        500,000                 38.5%              $2.50          6/21/2015          $490,000
---------------------------- ---------------------- ---------------------- --------------- ---------------- -----------------
Michael L. Maples                   300,000                 23.0%              $2.50          6/21/2015          $294,000
---------------------------- ---------------------- ---------------------- --------------- ---------------- -----------------

(1) One-third of the shares become exercisable on each of 6/21/2006, 6/21/2007, and 6/21/2008.
(2) The Black-Scholes pricing model was used to determine the grant date value. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 4.06%; strike price of $2.50; market price of $2.27; volatility rate of 22.13%; and a yield rate of 0.00%.

         The following table sets forth the value of unexercised "in-the-money" options held by our named executive officers on December 31, 2005 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options on December 31, 2005). Our named executive officers did not exercise any options in 2005.

------------------------------------------------ ---------------------------------- ----------------------------------
                                                     NO. OF SHARES UNDERLYING             VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                                      12/31/05 (EXERCISABLE/              12/31/05 (EXERCISABLE/
NAME                                                      UNEXERCISABLE)                      UNEXERCISABLE)
------------------------------------------------ ---------------------------------- ----------------------------------
John M. Gott                                             35,000 / 500,000                      $9,700 / $0
------------------------------------------------ ---------------------------------- ----------------------------------
Steven Lamar                                                0 / 500,000                          $0 / $0
------------------------------------------------ ---------------------------------- ----------------------------------
Michael L. Maples                                        30,000 / 300,000                      $4,850 / $0
------------------------------------------------ ---------------------------------- ----------------------------------

COMPENSATION OF DIRECTORS

         We currently provide Directors with an annual grant of options, in an amount to be determined by the Board of Directors each year, to purchase shares of our common stock at fair market value on the date of grant. We also pay non-employee Directors an annual retainer of $12,000; an additional annual retainer of $12,000 for the Audit Committee Chair; a fee of $350 per day or portion thereof for a Director's attendance at meetings of the Board of Directors or committees thereof, but only to the extent in excess of four meetings per year; and reimbursement of reasonable out-of-pocket expenses incurred in connection with their duties.

EMPLOYMENT AGREEMENTS

         On June 17, 2005, we entered into employment agreements with John M. Gott, our Chairman and Chief Executive Officer; Steven M. Lamar, our President; and Michael L. Maples, our Chief Operating Officer and Chief Financial Officer. Each employment agreement has a term of three years and severance payments equal to six months of base salary following a termination by us without "cause" or a termination by the executive for "good reason."

         Mr. Gott's agreement provides for an annual salary of $180,000, a grant of options to purchase up to 500,000 shares of our common stock at $2.50 per share, and an agreement to grant 500,000 shares of our common stock to Mr. Gott in January 2006.

         Mr. Lamar's agreement provides for an annual salary of $120,000, a signing bonus of $100,000, a grant of options to purchase up to 500,000 shares of our common stock at $2.50 per share, and an agreement to grant 500,000 shares of our common stock to Mr. Lamar in January 2006.

         Mr. Maples' agreement provides for an annual salary of $250,000, a grant of options to purchase up to 250,000 shares of our common stock at $2.50 per share, and an agreement to grant 125,000 shares of our common stock to Mr. Maples in January 2006.

         Each of the options described above were granted on June 21, 2005 and have a term of ten years. The options vest in one-third increments on each of the first, second and third anniversaries of the date of the option grant. The options vest in full upon a "change of control" or termination of the executive's employment by us without "cause."

         On March 10, 2006, we entered into amendments to the employment agreements with each of Messrs. Gott, Lamar and Maples. The amendments to the employment agreements provide that the executives are no longer entitled to receive the grants of our common stock in January 2006 or, to the extent already received, will return such grants to us. The executives agreed to voluntarily forego the grants to preserve the availability of shares under our 2005 stock incentive plan, to prevent dilution of our outstanding shares, and to eliminate the cash required to fund the related withholding and payroll tax liabilities associated with the grants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Foudree, Luke and Ring are the members of our Compensation Committee. No member of the Compensation Committee has held any position or been party to any transaction requiring disclosure in this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
         -----------------------------------------------------------------------

         The following table sets forth certain information as of March 21, 2006 with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of the outstanding shares of our common stock, by directors who own common stock and all officers and directors as a group:

                                                                       NUMBER OF           PERCENT OF
NAME                                                                     SHARES             CLASS(1)
---------------------------------------------------------------- -----------------------  --------------
John M. Gott                                                           7,367,199(2)           15.31%

Steven Lamar                                                             500,000(3)            1.07%

Michael L. Maples                                                        332,925(4)              *

Chuck Foudree                                                             60,000(5)              *

Robert H. Luke                                                            91,500(6)              *

Robert Ring                                                               55,000(5)              *

Officers and Directors
as a Group (6 persons)                                                 8,406,624              18.04%

All such shares are owned directly by the named stockholders.

----------
 *   Less than one percent
(1)  Based upon a total of 46,608,310 shares outstanding on March 21, 2006.
(2) Includes (a) an option to purchase 851,022 shares owned by Richard L. Norton for $.05 per share, or if lower, 50% of the 5-day average trading price; (b) an option to purchase 10,000 shares at $0.25 per share; and (c) an option to purchase 25,000 shares at $2.21 per share; and (d) an option to purchase 500,000 shares at $2.50 per share.
(3)  Includes an option to purchase 500,000 shares at $2.50 per share.
(4) Includes (a) an option to purchase 5,000 shares at $0.25 per share; and (b) an option to purchase 25,000 shares at $2.21 per share; (c) an option to purchase 250,000 shares at $2.50 per share; and (d) an option to purchase 50,000 shares at $2.27 per share.
(5)  Includes an option to purchase 50,000 shares at $2.27 per share.
(6) Includes an option to purchase 10,000 shares at $0.25 per share, an options to purchase 25,000 shares at $2.21 per share; and an option to purchase 50,000 shares at $2.27 per share.

EQUITY COMPENSATION PLANS

         On December 31, 2005, we had the following securities issued and available for future issuance under equity compensation plans:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                        (C)
                                                                                                 NUMBER OF SECURITIES
                                           (A)                                                 REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO               (B)                  FUTURE ISSUANCE UNDER EQUITY
                                BE ISSUED UPON EXERCISE OF   WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,    PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                    WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                   IN COLUMN (A))
---------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION                  2,270,000 shares of          $1.62 per share              1,875,000 shares of
PLANS APPROVED BY                       common stock                                              common stock
SECURITY HOLDERS
---------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION                  4,141,529 shares of          $2.28 per share                       0
PLANS NOT APPROVED                      common stock
BY SECURITY HOLDERS
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                6,411,529 shares of         $1.70 per share of            1,875,000 shares of
                                        common stock                common stock                   common stock
---------------------------------------------------------------------------------------------------------------------------

         For a description of the equity compensation plans not approved by our security holders (which consist solely of individual compensation arrangements for the benefit of consultants or pursuant to promotion agreements), see note 9 to our financial statements beginning on page F-1.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         No reports have been required under Section 16(a) of the Securities Exchange Act of 1934, as amended, because our common stock is not registered under Section 12 of such act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         (a) We entered into a lease agreement with Bull Creek Ranch LLC on December 4, 2004. Pursuant to the agreement, we agreed to lease approximately 150,000 square feet of property at 1650 W. Jackson, Ozark, Missouri through February 28, 2010 at a base rent of $18,750 per month for the first twelve months and $28,125 thereafter, with adjustments and additional charges set forth in the agreement. The lease agreement also provided us with an option to purchase the property for $3,500,000, increasing by 5% for each year after the first year of the lease term. On February 3, 2005, we purchased the property for $3,500,000, pursuant to the option to purchase. As a result, the lease agreement terminated. John Gott, our President, Chief Executive Officer and a Director, is a manager of, and a member owning a 50% interest in, Bull Creek Ranch LLC. As a result, Mr. Gott had a material interest in the lease agreement and in our purchase of the property.

         On February 10, 2006, we sold the property at 1650 W. Jackson, Ozark, Missouri, to FRS, LLC, a Missouri limited liability company, for gross proceeds of $4,000,000. On February 10, 2006, we entered into a Lease Agreement whereby we agreed to lease our headquarters at 1650 W. Jackson, Ozark, Missouri from FRS, LLC. Pursuant to the agreement, we agreed to lease the property for ten years, with a lease rate of $37,500 per month for the first five years and $43,750 per month thereafter, with adjustments and additional charges set forth in the agreement. Under the lease, we are responsible for expenses for taxes, insurance, maintenance and utilities at the property. For accounting and tax purposes, the lease is to be treated as an operating lease.

         The sole member of FRS, LLC is Rick Gregg, who is also a Member owning a 50% interest in Bull Creek Ranch LLC. As stated above, Bull Creek Ranch, LLC is a former owner of the property at 1650 W. Jackson, Ozark Missouri, but was not a party to the purchase and sale, or the lease, described above. Nevertheless, due to the common ownership of Bull Creek Ranch LLC by Messrs. Gott and Gregg, FRS, LLC may be deemed as an affiliate of SLS International, Inc. for certain purposes. We believe that the sale of real estate and lease described above were consummated on arm's-length terms.

         (b) Beginning in 2004 and through May 2005, we paid $2,500 per month (an aggregate of $45,000) to Mr. Maples to oversee the work by outside consultants performed in connection with our Sarbanes-Oxley Act compliance efforts.

         (c) On January 4, 2005, we completed a private placement with Baystar Capital II, L.P. and three other institutional investors, at which time Mr. Lamar was a Managing Partner of Baystar Capital Management, LLC, which resulted in Mr. Lamar having an indirect financial interest in the private placement. In the private placement, we issued our newly designated Series C Convertible Preferred Stock for an aggregate purchase price of $15 million. The investors also received five-year warrants to purchase an aggregate of six million shares of common stock at an exercise price of $6.00 per share, subject to certain adjustments.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         ---------------------------------------

         (1) Audit Fees - The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2005 and 2004 were $218,785 and $110,900, respectively.

         (2) Audit-Related Fees - There were no other audit-related fees billed by Weaver & Martin, LLC for the years ended December 31, 2005 and 2004.

         (3) Tax Fees - There were no tax fees billed by Weaver and Martin, LLC for the years ended December 31, 2005 and 2004.

         (4) All Other Fees - There were no other fees billed by Weaver & Martin, LLC for the years ended December 31, 2005 and 2004.

         All services to be provided by Weaver & Martin, LLC are subject to pre-approval by the Board of Directors, our CEO or CFO. The Sarbanes-Oxley Act prohibits an issuer from obtaining certain non-audit services from its auditing firm so as to avoid certain potential conflicts of interest. The Company will not obtain any of these prohibited services from Weaver & Martin, LLC, and the Company is able to obtain such services from other service providers at competitive rates.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
         -------------------------------------------

         (b) Exhibits. The following documents are filed as exhibits to this Amendment.

EXHIBIT                                                        WHERE LOCATED
-------                                                        -------------

Certifications under Section 302 of the Sarbanes-              Filed herewith.
Oxley Act of 2002 / SEC Rule 13a-14(a)

Certifications under Section 302 of the Sarbanes-              Filed herewith.
Oxley Act of 2002 / SEC Rule 13a-14(a)

Certification under Section 906 of the Sarbanes-               Filed herewith.
Oxley Act of 2002 / 18 U.S.C. Section 1350 /
SEC Rule 13a-14(b)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SLS INTERNATIONAL, INC.

                                            By /s/ M. Maples
                                               ----------------------------
                                               M. Maples
                                               (Chief Financial Officer and
                                                Chief Operating Officer)
Date: April 28, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2006.

      SIGNATURE                                  TITLE
      ---------                                  -----

/s/ J. Gott                    Chief Executive Officer and Director
-----------------------        (Principal Executive Officer)
    J. Gott


/s/ R. Luke, Ph.D.             Director
-----------------------
    R. Luke, Ph.D.


/s/ M. Maples                  Chief Financial Officer, Chief Operating Officer
-----------------------        and Director
    M. Maples


/s/ M. Maples                  Chief Financial Officer and
-----------------------        Chief Operating Officer
    M. Maples                  (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

NUMBER   EXHIBIT                                               WHERE LOCATED
------   -------                                               -------------
31.1     Certifications under Section 302 of the               Filed herewith.
         Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a)

31.2     Certifications under Section 302 of the               Filed herewith.
         Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a)

32       Certification under Section 906 of the                Filed herewith.
         Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section
         1350 / SEC Rule 13a-14(b)