Form 10-Q
period 2006-03-31
SLS INTERNATIONAL INC
filed 2006-05-15
CIK 1121785

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the Quarterly Period Ended March 31, 2006 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Transition Period from _________ to ___________

                        Commission File Number: 001-31323

                                _______________

                             SLS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)
                                _______________


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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [ ] No [X]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. N/A
     Yes [ ] No [ ]

On May 12, 2006, 47,661,481 shares of SLS International, Inc. common stock were outstanding.

================================================================================

                             SLS INTERNATIONAL, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                               1
         Condensed Consolidated Statements of Operations                    2
         Condensed Consolidated Statement of Cash Flows                     3
         Notes to Condensed Consolidated Financial Statements               4
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        13

Item 4. Controls and Procedures                                            13


                           PART II. OTHER INFORMATION

Item 6.  Exhibits                                                          14
Signature                                                                  15

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.
        ---------------------


                            SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                    March 31,     December 31,
                                                                                      2006            2005
                                                                                  ------------    ------------
                                                                                   (unaudited)     (audited)
Assets
Current assets:
     Cash                                                                         $      7,456    $    195,573
     Accounts receivable, less allowance for doubtful accounts of
       $45,000 as of March 31, 2006 and December 31, 2005                              499,068         614,048
     Inventory                                                                       4,341,449       4,193,236
     Deposits - inventory                                                            1,467,750         316,629
     Prepaid expenses and other current assets                                         109,645         258,024
                                                                                  ------------    ------------
              Total current assets                                                   6,425,368       5,577,510
                                                                                  ------------    ------------

Fixed assets:
     Building                                                                               --       4,401,739
     Vehicles                                                                          283,233         283,233
     Equipment                                                                         488,269         483,635
     Leasehold improvements                                                              5,140           6,488
                                                                                  ------------    ------------
                                                                                       776,642       5,175,095
Less accumulated depreciation                                                          227,501         249,695
                                                                                  ------------    ------------
              Net fixed assets                                                         549,141       4,925,400
                                                                                  ------------    ------------

         Prepaid Expense                                                               550,012         110,337
                                                                                  ------------    ------------
                                                                                  $  7,524,521    $ 10,613,247
                                                                                  ============    ============
Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt and notes payable                       $      4,433    $      4,376
     Accounts payable                                                                  942,981       1,470,913
     Customer Deposits                                                                 143,203         207,819
     Other liabilities                                                                 249,440         172,919
                                                                                  ------------    ------------
              Total current liabilities                                              1,340,057       1,856,027

Accrued liability - D Warrants                                                              --              --
Notes payable, less current maturities                                                   6,238           7,367
                                                                                  ------------    ------------
              Total liabilities                                                      1,346,295       1,863,394
                                                                                  ------------    ------------

Commitments and contingencies:
Temporary Equity:
     Preferred Stock, Series A, $0.001 par, 2,000,000 shares
       authorized; 44,000 and 66,000 shares issued as of
       March 31, 2006 and December 31, 20                                                   44              66
     Contributed Capital - preferred                                                   243,905         348,625
     Common Stock, $.001 par; 125,000,000 shares authorized;
       2,568,400 shares issued as of March 31, 2006 and December 31, 2005                2,568           2,568
     Contributed Capital - common                                                    1,338,132       1,338,132

Shareholders' equity:
     Preferred stock, Series B, $.001 par, 1,000,000 shares
       authorized; 89,700 shares issued as of
       March 31, 2006 and December 31, 2005                                                 90              90
     Preferred stock, Series C, $.001 par, 25,000 shares
       authorized; 14,450 shares issued as of
       March 31, 2006 and December 31, 2005                                                 14              14
          Contributed capital - preferred                                           16,787,062      16,787,062
     Common stock, $.001 par; 125,000,000 shares authorized;
       44,289,910 shares and 43,719,910 shares issued as of
       March 31, 2006 and December 31, 2005                                             44,290          43,719
     Common stock not issued but owed to buyers; 3,071 shares
       at March 31, 2006 and December 31, 2005                                               3               3
     Contributed capital - common                                                   29,140,460      28,339,951
     Unamortized cost of stock issued for services                                  (1,141,964)     (1,310,862)
     Retained deficit                                                              (40,236,378)    (36,799,515)
                                                                                  ------------    ------------
              Total shareholders' equity                                             6,178,226       8,749,853
                                                                                  ------------    ------------
                                                                                  $  7,524,521    $ 10,613,247
                                                                                  ============    ============

            The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For the Three Months
                                                         Ended March 31,
                                                ------------------------------
                                                    2006              2005
                                                ------------      ------------
Revenue                                         $    970,497      $    824,720
Cost of sales                                        765,990           486,162
                                                ------------      ------------
Gross profit                                         204,507           338,558
General and administrative expenses                3,319,077         3,032,430
                                                ------------      ------------
Loss  from  operations                            (3,114,570)       (2,693,872)

Other income (expense):
      Interest expense                                  (708)             (438)
      Gain on valuation of D warrants                     --           899,928
      Gain (loss) on asset disposal                 (325,464)
      Interest and miscellaneous, net                  3,879            48,176
                                                ------------      ------------
                                                    (322,293)          947,667
                                                ------------      ------------
Loss before income tax                            (3,436,863)       (1,746,205)
Income tax provision                                      --                --
                                                ------------      ------------
Net loss                                          (3,436,863)       (1,746,205)
                                                ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock               --        (3,246,112)
Dividend - preferred series C                             --            (7,678)
                                                ------------      ------------
Net loss availiable to common shareholders      $ (3,436,863)     $ (4,999,995)
                                                ============      ============

Basic and diluted loss per share                $      (0.07)     $      (0.12)
                                                ============      ============
Weighted average shares outstanding               46,971,381        42,697,378
                                                ============      ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                            SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
Operating activities:
     Net loss                                                                  $ (3,436,863)   $ (1,746,205)
     Adjustments to reconcile net income to cash flows
       from operating activities:
          Depreciation and amortization                                              62,380          36,341
          Amortization of cost of stock issued for services                         168,898         253,903
          Expense of options granted for compensation                               549,636              --
          Expense of stock & options granted for services                            41,701         871,175
          (Gain) loss on disposal of fixed assets                                   325,464              --
          (Gain) on valuation of D warrants                                              --        (899,928)
     Change in assets and liabilities:
          Accounts receivable, less allowance for doubtful accounts                 114,980         (91,393)
          Inventory                                                                (148,213)       (154,915)
          Deposits - inventory                                                   (1,151,121)        (76,461)
          Deposits - merger                                                              --         100,000
          Prepaid expenses and other current assets                                (291,297)         91,376
          Accounts payable                                                         (527,930)       (154,204)
          Other liabilities                                                          76,521
                                                                                                   (594,278)
          Other current liabilities                                                 (64,616)             --
                                                                               ------------    ------------
          Cash used in operating activities                                      (4,280,460)     (2,364,589)
                                                                               ------------    ------------
Investing activities:
     Investment in certificates of deposit                                               --      (4,000,000)
     Proceeds from disposal of fixed assets                                       3,999,550              --
     Additions of fixed assets                                                      (11,134)     (4,023,843)
                                                                               ------------    ------------
          Cash provided by (used in) investing activities                         3,988,416      (8,023,843)
                                                                               ------------    ------------
Financing activities:
     Sale of stock, net of expenses                                                 105,000       4,490,988
     Repayments of notes payable                                                     (1,073)         (1,219)
                                                                               ------------    ------------
          Cash provided by financing activities                                     103,927       4,489,769
                                                                               ------------    ------------
Increase (decrease) in cash                                                        (188,117)     (5,898,663)
Cash, beginning of period                                                           195,573      10,712,858
                                                                               ------------    ------------
Cash, end of period                                                            $      7,456    $  4,814,195
                                                                               ============    ============
Supplemental cash flow information:
     Interest paid                                                             $        708    $        438
     Income taxes paid (refunded)                                                        --              --
     Dividend -preferred series C paid in common stock                                   --           7,678

Noncash investing activities:
     Stock issued and options granted for services                             $     41,701    $    871,175
     Options granted for compensation                                          $    549,636    $         --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements at March 31, 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2006 and results of operations and cash flows for the three months ended March 31, 2006. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended ended December 31, 2005.

NOTE 2 - GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2005, 2004 and 2003, the company incurred losses of $10,004,388, $8,599,899, and $3,979,341 respectively. The financial statements do not include any adjustments relating to the recoverability and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily with proceeds from capital contributed by shareholders and to explore other financing options in the investment community. But contractual commitments significantly limit our ability to raise capital. At March 31, 2006 no formal agreements for additional capital had been entered into. There can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives or continue as a going concern.

NOTE 3 - STOCK TRANSACTIONS

         In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for consulting services we issued 400,000 shares of common stock on November 11, 2003. Using the market value of the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $556,329 for the years ended December 31, 2005, 2004 and 2003. On March 31, 2006 an additional $65,000 was recorded as consulting expense. As of first quarter ended March 31, 2006 there is $158,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 of each year based on the previous year's performance levels. No options were issued on January 1, 2006 or 2005 under this agreement. As of March 31, 2006, Mr. Fischbach had earned no options based on his performance in the quarter ended March 31, 2006. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of March 31, 2006, Mr. Fischbach had earned no cash fee based on the value provided to us in the quarter ended March 31, 2006.

         In February of 2004, an agreement was signed with Ryan Schinman for consulting services to be performed indefinitely. As compensation for consulting services the Company agreed to issue 50,000 options on the date of signing and 10,000 options per month thereafter. The options have a term of ten years and a strike price equal to the market price on their grant date. The strike price for the options granted in 2004 ranged from $1.45 to $3.10. Using the Black-Scholes pricing model, the options were valued at $215,600 and recorded as consulting expense for the year ended December 31, 2004. In the year ended December 31, 2005, 120,000 options were granted to Ryan Schinmann for consulting services. The options have a strike price equal to market price on their grant date, ranging from $1.99 to $2.51. Using the Black-Scholes pricing model, the options were valued at $113,516 and recorded as consulting expense. Factors used in the Black-Scholes pricing model included a risk-free interest rate of 3.93% to 4.50%; strike prices of $1.99 to $2.51; market prices of $1.99 to $2.51; volatility rate of 21.13% to 25.87%; and a yield rate of 0.00%. For three months ended March 31, 2006, 30,000 options were granted to Ryan Schinman for consulting services. The options have a strike price equal to the market price on their grant date, ranging from $1.06 to $1.18. Using the Black-Scholes pricing model the options were valued at $15,946 and recorded as consulting expense for the first quarter. Factors used in the Black-Scholes pricing model included a risk-free interest rate of 4.31% to 4.76%; strike prices of $1.06 to $1.18; market prices of $1.06 to $1.18; volatility rate of 23.85% to 32.15%; and a yield rate 0.00%.

         In December 2004, an agreement was signed with W. Curtis Hargis Co. (Hargis) for consulting services. As compensation for consulting services we agreed to issue 100,000 options upon reaching an agreement with a retailer introduced to us by Hargis. This occurred on March 21, 2005. We also agreed to issue Hargis one option to purchase one share of common stock for every $100 in sales from the retailer provided that Hargis shall not be entitled to receive in excess of 500,000 options. The options have a term of three years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to the day the options are earned. As of March 31, 2005, Hargis had earned 101,529 options to purchase common stock. Using the Black-Scholes pricing method, the options were valued at $62,886 and recorded as consulting expense in the year ended December 31, 2005. The agreement also calls for additional compensation to Hargis in the form of a cash fee of 2% of the net sales realized from the retailer. As of December 31, 2005, Hargis had earned $1,735 based on the value provided to us in the year ended December 31, 2005. As of first quarter ended March 31, 2006, Hargis has earned an additional $252 based on the value provided to us.

         A 6% premium accrues to the face value of the Series C preferred stock and compounds quarterly. As of March 31, 2006, the face value of the 14,450 outstanding shares is $15,553,547, of which $1,103,547 is premium. The face value of the preferred stock is convertible into common stock at $2.50 per share. As a result, on March 31, 2006, the 14,450 outstanding shares of preferred stock were convertible into 6,221,419 shares of common stock. Attached to each Series C Preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. Using the Black Scholes model for pricing, the Class D warrants were valued at $1,506,112. In accordance with EITF 00-19, the warrants were recorded as a long-term liability and will be revalued at the end of each future quarter. As of December 31, 2005, the warrants were valued at $0. Consequently the decrease in the original liability of $1,506,112 to the December 31, 2005 value of $0 results in recognition of a gain of $1,506,112. As of March 31, 2006 the Black-Scholes pricing model valued the warrants at $0.

         In the quarter ended March 31, 2006, 22,000 shares of preferred stock, series A, were converted to 220,000 shares of common stock. There are 44,000 shares outstanding as of March 31, 2006.

         In the quarter ended March 31, 2006, no shares of preferred stock, series B, were converted to common stock. There are 89,700 shares outstanding as of March 31, 2006.

         In the quarter ended March 31, 2006, no shares of preferred stock, series C, were converted to common stock. There are 14,450 shares of series C preferred stock outstanding as of March 31, 2006.

         During the quarter ended March 31, 2006, 350,000 options were exercised into 350,000 shares of common stock for a total of $105,000.

         In January of 2005, an agreement was signed with New AV Ventures, LLC
         (AV) for consulting services to be performed January 31, 2005 to January 31, 2010. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $720,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the five-year period of the agreement. Consulting expense relating expense relating to this agreement was $144,000 for the year ended December 31, 2005. On December 31,2005 there was $576,000 remaining in unamortized stock issued for services for this agreement. For three months ended March 31, 2006 an additional $36,000 was recorded as consulting expense relating to this agreement for first quarter 2006. On March 31, 2006 there was $540,000 remaining in unamortized stock issued for services for this agreement. The Company also agreed to give AV a percentage of future sales to certain vendors and one option to purchase one share of common stock for each $100 of sales to vendors generated by AV provided that AV shall not be entitled to receive in excess of 700,000 options. The options will have a term of five years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to January 1 of the following year. As of March 31, 2006, New AV Ventures, LLC has earned no cash fee or options under this agreement.

         In February of 2005, an agreement was signed with 3CD Consulting, LLC for consulting services to be performed November 18, 2004 to November 17, 2007. As compensation for consulting services, the company agreed to issue 1,000,000 options for shares of common stock. The options have a term of three years and a strike price of $2.00. Using the Black-Scholes pricing model, the options were valued at $814,781 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.08%; strike price of $2.00; market price of $2.45; volatility rate of 29.73%; and a yield rate of 0.00%. The expense is amortized over a three-year period of the agreement. Consulting expense relating to this agreement was $303,588 for years ended December 31, 2005 and 2004. For three months ended March 31, 2006 an additional $67,898 was amortized as consulting expense. On March 31, 2006, there was $443,295 remaining in unamortized cost of stock issued for services for this agreement.


         In June of 2005, an agreement was signed with JMBP, Inc. and Mark Burnett for consulting services. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock and 1,000,000 warrants for shares of common stock. The options have a term of five years and a strike price of $2.05. The warrants have a term of five years and a strike price of $6.50. 400,000 options and 400,000 warrants vested on the date the agreement was signed. The remaining options and warrants vest upon various events as set forth in the agreement. As of December 31, 2005, 100,000 additional warrants and option were vested. Using the Black-Scholes pricing model, these options and warrants were valued at $283,740 and recorded as consulting expense for the year ended December 31, 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.89%; strike price of $1.91 to $2.05 for the options and $6.50 for the warrants; market price of $2.05; volatility rate of 21.92% to 22.13%; and a yield rate of 0.00%. As of first quarter ended March 31, 2006 no additional options or warrants were vested. Expenses to be recorded in future quarters are unknown at this time because the value of the vesting options and warrants will be partly based on the market price on the date the vesting events take place.

         In June of 2005, we entered into employment agreements with Michael
          Maples, Steven Lamar, and John Gott. Each agreement has a term of three years. In the agreements we agreed to pay an aggregate of $150,000 in signing bonuses, agreed to issue an aggregate of 1,125,000 shares of common stock, and agreed to issue an aggregate of 1,250,000 options. The signing bonuses were paid and capitalized as a prepaid expense, which will be amortized over the three-year term of each agreement. In the year ended December 31, 2005, $26,127 was recorded in compensation expense in relation to the prepaid signing bonuses. For first quarter ended March 31, 2006 an additional $11,988 was recorded as compensation expense in relation to the prepaid signing bonuses. There is $111,885 remaining in prepaid expense as of March 31, 2006. The 1,125,000 shares of common stock were to be issued in January 2006, but the officers have elected to forgo their rights to receive the stock. Because the officers have given up the rights to the stock and the stock will not be issued, no expense has been recorded on this segment of the employment agreement in the year ended December 31, 2005 and there will be no expense in the future in regards to this stock. The 1,250,000 options will be earned evenly over the three-year agreement. Each option is convertible into one share of common stock at a strike price of $2.50 and is exercisable for a period of ten years. Expense associated with the options will be recorded over the three-year period of the employment agreements at fair market value, using the Black-Scholes pricing model. Compensation expense relating to options earned for the twelve months ended December 31, 2005 was $104,966. For first quarter ended March 31, 2006 an additional $25,755 was recorded as compensation expense related to the options earned. Factors used in the Black-Scholes pricing model for 2005 included: risk-free interest rate of $3.75 - 4.09%; strike price of $2.50; market price of $1.99 - $2.15; volatility rate of 22.13% - 25.87%; and a yield rate of 0.00%. As of December 31, 2005, 223,174 of the 1,250,000 options have been earned and expensed. In first quarter ended March 31, 2006 an additional 104,167 have been earned and expensed. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 4.31%-4.71%; strike price of $2.50; market price of $1.06-$1.18;
         volatility rate of 23.85%-32.15% and a yield rate of 0.00%. For the period ended March 31, 2006, a total of 327,341 options have been earned and expensed for a total of $130,721 recorded as compensation expense. Expenses to be recorded in future quarters are unknown at this time because the value of the options earned will be partly based on the month-end market price.

         In March 2006, the Company awarded 1,063,500 stock options to its employees. The options have a strike price of $1.04 per share. As of the grant date, 936,000 options were fully vested. The remaining 127,500 vested one-third on the grant date, one-third on the first anniversary of the grant date and one third on the second anniversary of the grant date. For the period ended March 31, 2006 a total of 978,500 options have been earned and expensed for a total of $549,636 recorded as compensation expense. Expenses to be recorded in future quarters are unknown at this time because the value of the earned options will be partly based on the month-end market price. Factors used in the Black-Scholes pricing model included: risk-free rate of 4.86%; strike price of $1.04; market price of $1.04; volatility rate of 105.18% and a yield of 0.00%.

NOTE 4 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES


         We have issued or agreed to issue shares of common stock and options as part of various consulting agreements. The costs of these issuances are recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the quarter ended March 31, 2006, $168,898 was amortized into consulting expense. Unamortized cost of stock issued for services was $1,141,966 as of March 31, 2006.

NOTE 5 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES

         Consulting, including legal and accounting, and investor relation services expense was $703,459 for the quarter ended March 31, 2006, compared to $856,147 for the quarter ended March 31, 2005. Included in the total amounts for 2006 are expenses of $168,898 relating to stock issued for consulting agreements (see Note 4)and $15,946 for expenses relating to options issued for services (See Note 3).

NOTE 6 - BUILDING

         In February 2006, the building that serves as our principal location was sold to a third party for gross proceeds of $4,000,000 and leased back to the company under a ten-year operating lease. The term of the lease runs from February 2006 through February 2016. Future minimum lease payments under this new lease are as follows:


         2006                                 $  412,500
         2007                                 $  450,000
         2008                                 $  450,000
         2009                                 $  450,000
         2010 and thereafter                  $3,150,000
                                              ----------
                                              $4,912,500
                                              ==========

         The sale of the building and various improvements resulted in a net loss of $325,464.


NOTE 7 - NOTES PAYABLE

         At March 31, 2006, there is a note payable for equipment in the amount of $11,743 and $10,670 as of December 31, 2005 and March 31, 2006
         respectively. This note bears interest at 5.16% annually and matures in July of 2008. Interest expense for the year ended December 31, 2005 and the quarter ended March 31, 2006 was $5,354 and $708 respectively.


NOTE 8 - SUBSEQUENT EVENTS

From April 1 to May 12, 2006, 22,000 shares of preferred stock, series A, were converted into 220,000 shares of common stock.

From April 1 to May 12, 2006, no shares of preferred stock, series B, were converted.

From April 1 to May 12, 2006, 1,001 shares of preferred stock, series C, were converted into 433,171 shares of common stock.

In May 2006, a consultant exercised 150,000 options for $45,000 and was issued 150,000 shares of common stock.

On May 12, 2006, we entered into a Purchase and Sale Agreement with Prestige Capital Corporation. Under the agreement, we can assign domestic accounts receivable from time to time to Prestige, a finance company based in New Jersey. Prestige may pay us a down payment of up to 75% of the face value of each account assigned under the agreement, subject to a maximum outstanding balance of $5 million. Upon payment of the account, Prestige is required to pay the remaining balance, less a discount fee from 3% - 6%, depending on the number of days that the account is outstanding. If the account remains outstanding beyond 75 days, then the discount fee increases over 6%, by 1% for each additional 15-day period prior to payment. To secure the amounts due under the agreement, we granted Prestige a security interest in all of our accounts and inventory.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2006, revenue increased to $970,497 from $824,740 in the 2005 period, an 18% increase, resulting primarily from our increased exposure and acceptance of our products in the professional markets. Our quarterly gross profit percentage decreased to approximately 21% in the 2006 period from margins of approximately 41% in the 2005 period, primarily as a result of the manufacturing costs at in our new facility which is operating at a low utilization rate.

General and administrative expenses for the 2006 first quarter increased to $3,319,077 from $3,032,430 in the 2005 first quarter, a increase of $286,647.
The following table compares categories of our general and administrative expenses in the first quarter of 2006 to the first quarter of 2005:

                                                    Three Months Ended
                                                -------------------------
                                                 March 31,      March 31,
                                                   2006           2005
                                                ----------     ----------
Non-cash G&A expense items:
---------------------------
Charges for stock and options issued for
  consulting and investor relation services   $  184,844      $  425,199
Charges for options issued to directors
   officers, and employees                       575,391         490,838
Depreciation                                      62,380          36,340
                                              ----------      ----------
Total non-cash G&A expenses                      822,615         952,377

Cash G&A expense items:
-----------------------
Professional, consulting and
    investor relation services                   518,615         430,948
Compensation                                     738,517         191,497
Advertising and promotion                        565,525         813,245
Acquisitions - Expiration of BG deal                  --         100,000
Other cash G&A expenses                          673,805         544,361
                                              ----------      ----------

Total cash G&A expenses                        2,496,462       2,080,053
                                              ----------      ----------

Total G&A expenses                            $3,319,077      $3,032,430
                                              ----------      ----------

Other income (expense) decreased to net other expense of $322,293 in the 2006 first quarter as compared to net other income of $947,667 in the 2005 first quarter, primarily due to a loss on sale of our headquarters building in Ozark, Missouri in the amount of $325,464 for the first quarter of 2006 and the $899,928 gain on the valuation of the D warrants for the first quarter of 2005.

Due to the gross profit decrease, the increase in general and administrative expense, and the change in other income described above, our net loss increased to $3,436,862 in the first quarter of 2006 as compared to a net loss of $1,746,206 in the comparable quarter of 2005.

FINANCIAL CONDITION

On March 31, 2006, our current assets exceeded current liabilities by $5,085,310, compared to an excess of $3,721,483, on December 31, 2005. Total assets exceeded total liabilities by $6,178,225, compared to an excess of total assets over total liabilities of $8,749,853 on December 31, 2005. The increase in working capital is a direct result of the sale of our building during February of 2006 which allowed us to invest in the deposits on inventory and reduce our accounts payable. The decrease of total assets and total liabilities as of March 31, 2006 compared to December 31, 2005, is also a direct result of the sale of our building and our net loss.

On March 31, 2006, we had a backlog of orders of approximately $2.05 million (comprised of $1.6 million from the Q-Line Gold system order from Best Buy and $450,000 in our professional business), compared to $150,000 as of March 31, 2005. The backlog at March 31, 2006 does not include $1.6 million in additional consignment orders from Best Buy.

We have experienced operating losses and negative cash flows from operating activities in all recent years. The losses have been incurred due to the development time and costs in bringing our products through engineering and to the marketplace.

In order to continue operations, we have been dependent on raising additional funds. On January 4, 2005, we completed a private placement of 15,000 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $15 million (net proceeds of $13,340,408). The investors also received five-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustments. The preferred stock is initially convertible, at the holder's option, into an aggregate of 6,000,000 shares of our common stock, at a conversion price of $2.50 per share, subject to certain adjustments, and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. We may redeem the warrants (or require the holder to exercise them) and may require holders to convert the preferred stock to common stock if certain conditions are met. Through March 31, 2006, holders had converted 550 shares of the Series C Preferred Stock into common stock, leaving 14,450 shares of Series C Preferred Stock outstanding.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

Our only current borrowing is under a note payable on equipment in the principal amount of $10,670 at March 31, 2006, which bears interest at 5.16% and matures in September 2008. The note is at fixed rates and is not subject to fluctuation based on changes in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES.
         ------------------------

As of March 31, 2006, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

We have made no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits.
------    --------
         The following are being filed as exhibits to this Report:

            Exhibit No.          Description of Exhibit
            -----------          ----------------------
                31.1             Rule 13a-14(a) / 15d-14(a) Certifications
                31.2             Rule 13a-14(a) / 15d-14(a) Certifications
                32               Section 1350 Certifications

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SLS INTERNATIONAL, INC.
                                                (Registrant)





Date: March 15, 2006                            By /s/ Michael L. Maples
                                                   -----------------------------
                                                   Michael L. Maples
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)