Form 10-Q/A
period 2005-06-30
SLS INTERNATIONAL INC
filed 2006-08-09
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 3

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

                                EXPLANATORY NOTE

         SLS International, Inc. is filing this Amendment No. 3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the U.S. Securities and Exchange Commission on August 15, 2005 and previously amended on August 30, 2005 and November 17, 2005, to properly record certain stock transactions by our CEO, which for accounting and tax purposes are deemed to have been made by the company. This re-classification has resulted in the following changes to our financial statements:

         o Our CEO granted shares and options to various consultants in the second quarter of 2005, but the transactions were not previously recorded in the 10-Q for the quarter and six months ended June 30, 2005. The recording of this expense results in an increase in general and administrative expense by $1,123,600 and corresponding changes in "common stock paid in capital" and "retained earnings" on the balance sheet.

         o Prior versions of the 10-Q recorded $475,000 in compensation expense for shares transferred to employees by our CEO. These transfers were voided during 2005, which eliminates the entry for both tax and accounting purposes. This change results in a $475,000 reduction in general and administrative expense and corresponding changes in "common stock paid in capital" and "retained earnings" on the balance sheet.

         o These two changes resulted in a net increase of $648,600 in our net loss for the quarter and for the six months ended June 30, 2005.

         This Amendment No. 3 affects the original financial statements and the footnotes as originally filed, only to the extent described above. We have also made revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes in our financial statements.

         This Amendment No. 3 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on August 15, 2005 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modifications described in this Explanatory Note. This Amendment No. 3 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q, Amendment No. 1 thereto filed August 30, 2005, Amendment No. 2 thereto filed November 17, 2005, and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

SLS International, Inc.
Condensed Consolidated Balance Sheet

                                                                                   June 30,      December 31,
                                                                                     2005            2004
                                                                                 ------------    ------------
Assets                                                                            (unaudited)       (audited)
Current assets:
      Cash                                                                       $  1,807,915    $ 10,712,858
      Certificates of deposit                                                       4,500,000              --
      Accounts receivable, less allowance for doubtful accounts of
        $45,000 as of June 30, 2005 and December 31, 2004                             497,554         271,429
      Inventory                                                                     2,708,115       1,908,588
      Deposits - inventory                                                            194,240          50,000
      Deposits - merger                                                                    --         100,000
      Prepaid expenses and other current assets                                       950,754         192,817
                                                                                 ------------    ------------

                    Total current assets                                           10,658,579      13,235,692
                                                                                 ------------    ------------

Fixed assets:
      Building                                                                      4,161,230              --
      Vehicles                                                                        283,233          51,949
      Equipment                                                                       405,833         234,805
      Leasehold improvements                                                               --         245,681
                                                                                 ------------    ------------

                                                                                    4,850,296         532,435
Less accumulated depreciation                                                         177,277         105,131
                                                                                 ------------    ------------

                    Net fixed assets                                                4,673,019         427,304
                                                                                 ------------    ------------


Prepaid expenses                                                                      126,186              --
                                                                                 ------------    ------------


                                                                                 $ 15,457,784    $ 13,662,996
                                                                                 ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
      Current maturities of long-term debt                                       $        760    $     29,101
      Accounts payable                                                                921,215         346,980
      Customer deposits                                                               150,275              --
      Accrued liabilities                                                              23,410         630,503
                                                                                 ------------    ------------

                    Total current liabilities                                       1,095,660       1,006,584


Accrued liability - D warrants                                                        237,662              --
Notes payable, less current maturities                                                  8,512          10,951
                                                                                 ------------    ------------

                                                                                    1,341,834       1,017,534
                                                                                 ------------    ------------

Commitments and contingencies:
Shareholders' equity:
      Preferred stock, Series A, $.001 par, 2,000,000 shares
        authorized; 153,000 and 346,873 shares issued as of
        June 30, 2005 and December 31, 2004                                               153             347
      Preferred stock, Series B, $.001 par, 1,000,000 shares
        authorized; 182,200 and 196,050 shares issued as of
        June 30, 2005 and December 31, 2004                                               182             196
      Preferred stock, Series C, $.001 par, 25,000 shares
        authorized; 14,450 and no shares issued as of
        June 30, 2005 and December 31, 2004                                                14              --
      Deposits on Preferred stock, Series C                                                --       8,849,420
      Contributed capital - preferred                                              19,943,041       6,776,665
      Common stock, $.001 par; 75,000,000 shares authorized;
        44,488,310 shares and 41,751,080 shares issued as of
        June 30, 2005 and December 31, 2004                                            44,489          41,752
      Common stock not issued but owed; 1,428,071 and
        300,000 shares at June 30, 2005 and December 31, 2004                           1,428             300
      Contributed capital - common                                                 28,975,099      21,882,091
      Unamortized cost of stock issued for services                                (1,656,168)     (1,363,973)
      Unamortized cost of stock issued for compensation                            (2,390,034)             --
      Retained deficit                                                            (30,802,254)    (23,541,337)
                                                                                 ------------    ------------

                    Total shareholders' equity                                     14,115,950      12,645,461
                                                                                 ------------    ------------

                                                                                 $ 15,457,784    $ 13,662,996
                                                                                 ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

SLS International, Inc.
Condensed Consolidated Statement Of Operations

                                                   For the Three Months
                                                      Ended June 30,
                                                ----------------------------
                                                     2005           2004
                                                ------------    ------------
Revenue                                         $    855,353    $    505,306

Cost of sales                                        632,716         228,266
                                                ------------    ------------

Gross profit                                         222,637         277,040

General and administrative expenses                2,636,085       2,912,239
                                                ------------    ------------

Loss  from  operations                            (2,413,448)     (2,635,199)

Other income (expense):
      Interest expense                                    --            (514)
      Interest and miscellaneous, net                 18,162          11,327
      Gain on valuation of D warrants                368,522              --
      Gain (loss) on disposal of fixed assets       (234,158)          3,000
                                                ------------    ------------

                                                     152,527          13,813
                                                ------------    ------------

Loss before income tax                            (2,260,922)     (2,621,386)

Income tax provision                                      --              --
                                                ------------    ------------

Net loss                                          (2,260,922)     (2,621,386)
                                                ------------    ------------

Deemed dividend associated with
   beneficial conversion of preferred stock               --      (1,737,908)
                                                ------------    ------------

Net loss availiable to common shareholders      $ (2,260,922)   $ (4,359,294)
                                                ============    ============


Basic and diluted loss per share                $      (0.05)   $      (0.15)
                                                ============    ============

Weighted average shares outstanding               44,552,714      29,280,447
                                                ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

SLS International, Inc.
Condensed Consolidated Statement Of Operations

                                                     For the Six Months
                                                       Ended June 30,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
Revenue                                         $  1,680,073    $    926,222

Cost of sales                                      1,118,878         481,182
                                                ------------    ------------

Gross profit                                         561,195         445,040

General and administrative expenses                5,668,515       5,868,928
                                                ------------    ------------

Loss  from  operations                            (5,107,320)     (5,423,888)

Other income (expense):
      Interest expense                                  (438)         (1,019)
      Interest and miscellaneous, net                 66,339          16,703
      Gain on valuation of D warrants              1,268,450              --
      Gain (loss) on disposal of fixed assets       (234,158)          3,000
                                                ------------    ------------

                                                   1,100,193          18,684
                                                ------------    ------------

Loss before income tax                            (4,007,126)     (5,405,204)

Income tax provision                                      --              --
                                                ------------    ------------

Net loss                                          (4,007,126)     (5,405,204)
                                                ------------    ------------

Deemed dividend associated with
   beneficial conversion of preferred stock       (3,246,112)     (2,709,385)
Premium - preferred series C                          (7,678)             --
                                                ------------    ------------

Net loss availiable to common shareholders      $ (7,260,916)   $ (8,114,589)
                                                ============    ============


Basic and diluted loss per share                $      (0.17)   $      (0.28)
                                                ============    ============

Weighted average shares outstanding               43,535,818      29,067,313
                                                ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

SLS International, Inc.
Condensed Consolidated Statement Of Cash Flows

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                       ----------------------------
                                                                           2005             2004
                                                                       ------------    ------------
Operating activities:
      Net loss                                                         $ (4,007,126)   $ (5,405,203)
      Adjustments to reconcile net income to cash flows
        from operating activities:
           Depreciation and amortization                                     83,668          25,309
           Amortization of cost of stock issued for services                427,805         140,008
           Expense of stock & options granted for services                2,039,935       2,416,569
           Gain on disposal of fixed assets                                 234,158          (3,000)
           Goodwill impairment charge                                            --       1,148,502
           Gain on valuation of D warrants                               (1,268,450)             --
      Change in assets and liabilities:
           Accounts receivable, less allowance for doubtful accounts       (226,125)        (77,975)
           Inventory                                                       (799,527)       (427,969)
           Deposits - inventory                                            (144,240)       (220,457)
           Deposits - merger                                                100,000              --
           Prepaid expenses and other current assets                       (884,124)             --
           Accounts payable                                                 574,234        (101,130)
           Customer deposits                                                150,275              --
           Accrued liabilities                                             (607,092)         16,437
                                                                       ------------    ------------

           Cash used in operating activities                             (4,326,608)     (2,488,909)
                                                                       ------------    ------------

Investing activities:
      Investment in certificates of deposit                              (4,500,000)             --
      Proceeds from disposal of fixed assets                                     --           3,000
      Additions of fixed assets                                          (4,563,541)       (148,458)
                                                                       ------------    ------------

           Cash provided by (used in) investing activities               (9,063,541)       (145,458)
                                                                       ------------    ------------

Financing activities:
      Sale of stock, net of expenses                                      4,515,988       4,928,350
      Acquistion of subsidiary                                                   --        (400,000)
      Repayments of notes payable                                           (30,780)         (2,107)
                                                                       ------------    ------------

           Cash provided by financing activities                          4,485,208       4,526,243
                                                                       ------------    ------------

Increase (decrease) in cash                                              (8,904,942)      1,891,876
Cash, beginning of period                                                10,712,858       1,482,786
                                                                       ------------    ------------

Cash, end of period                                                    $  1,807,915    $  3,374,662
                                                                       ============    ============


Supplemental cash flow information:
      Interest paid                                                    $      8,388    $         --
      Premium -preferred series C paid in common stock                        7,678              --

Noncash investing activities:
      Stock issued and options granted for services                    $  2,039,935    $  2,416,569

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

       In the quarter ended June 30, 2005, the company's CEO transferred 55,000 shares of his personal common stock to various individuals for consulting services. For accounting and tax purposes, these transfers are deemed to have been made by the Company. The shares were valued using the market price at the date the stock was transferred. The stock price ranged from $2.15 - $2.40. The shares were valued at $128,250 and recorded as consulting expense for the six months ended June 30, 2006.

       In the quarter ended June 30, 2005, the company's CEO granted 500,000 options to a consultant from his own personal stock. For accounting and tax purposes, these transfers are deemed to have been made by the Company. Using the Black-Scholes pricing model, the options were valued at $995,350. Factors used in the pricing model included: risk free interest rate of 3.19%; strike price of $.05; market price of $2.04;

       volatility rate of 22.13%; and a yield rate of 0%. The options were recorded as consulting expense for the six months ended June 30, 2006.

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

General and administrative expenses for the 2005 second quarter decreased to $2,636,085 from $2,912,239 in the 2004 second quarter, a decrease of $276,154.
The decrease resulted primarily from lower non-cash charges for consulting and a $490,868 credit of non-cash changes for options issued representing the cancellation of options to two directors which were expensed in the first quarter of 2005. The following table compares categories of our general and administrative expenses in the second quarter of 2005 to the second quarter of 2004:

                                                            THREE MONTHS ENDED
                                                      Quarter ended   Quarter ended
                                                      June 30, 2005   June 30, 2004
                                                      -------------   -------------
NON-CASH G&A EXPENSE ITEMS:
Charges for stock and options issued for consulting
   and investor relation services                        1,596,942       1,680,698
Charges for options and stock issued and sold to
directors/employees                                       (254,280)         87,786
Impairment charge - Evenstar, Inc.                              --              --
                                                        ----------      ----------

Total non-cash G&A expense                               1,342,662       1,768,484

CASH G&A EXPENSE ITEMS:
Consulting and investor relation services                  676,244         421,395
Advertising and promotion                                  218,596          37,902
Acquisitions - SA Sound                                         --              --
Acquisitions - BG deal expired                                  --              --
Impairment charge - Evenstar, Inc.                              --              --
Other cash G&A expenses                                    398,583         684,458
                                                        ----------      ----------

Total cash G&A expense                                   1,293,423       1,143,755
                                                        ----------      ----------

Total G&A expense                                        2,636,085       2,912,239
                                                        ==========      ==========

Other income (expense) increased to net other income of $152,527 in the 2005 second quarter as compared to net other income of $13,813 in the 2004 second quarter, primarily due to a non-cash gain on valuation of D warrants in the amount of $368,522, partially offset by a $234,158 loss on the disposal of leasehold improvements made to our previous office and factory facility.

Due principally to the decrease in general and administrative expense, our net loss decreased to $2,260,922 in the second quarter of 2005 as compared to a net loss of $2,621,386 in the comparable quarter of 2004.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004:

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

General and administrative expenses for the first six months of 2005 decreased to $5,668,515 from $5,868,928 in the 2004 period. The decrease resulted primarily from lower non-cash consulting and investor relations services expenses and an impairment charge of $1,148,502 recognized in the first half of 2004 related to the Evenstar, Inc. acquisition which was partially offset by an increase of $911,075 in advertising and promotion expenses. The following table compares categories of our general and administrative expenses in the first half of 2005 to the second half of 2004:

                                                              SIX MONTHS ENDED
                                                     Six months ended  Six months ended
                                                      June 30, 2005     June 30, 2004
                                                     ----------------  ----------------
NON-CASH G&A EXPENSE ITEMS:
Charges for stock and options issued for consulting
   and investor relation services                         2,022,141       2,335,041
Charges for options and stock issued and sold to
   directors/employees                                      236,588          87,786
Impairment charge - Evenstar, Inc.                               --         848,502
                                                          ---------       ---------

Total non-cash G&A expense                                2,258,729       3,271,329

CASH G&A EXPENSE ITEMS:
Consulting and investor relation services                   997,614         782,995
Advertising and promotion                                 1,031,343         120,268
Acquisitions - SA Sound                                          --         109,165
Acquisitions - BG deal expired                              100,000              --
Impairment charge - Evenstar, Inc.                               --         300,000
Other cash G&A expenses                                   1,280,829       1,285,171
                                                          ---------       ---------

Total cash G&A expense                                    3,409,786       2,597,599
                                                          ---------       ---------

Total G&A expense                                         5,668,515       5,868,928
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

Due primarily to the decrease in general and administrative expenses and the increase in net other income, our net loss decreased to $4,007,126 in the first half of 2005 as compared to a net loss of $5,405,204 in the first half of 2004.

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

There is intense competition in the speaker business with other companies that are much larger and national in scope and have greater financial resources than we have. We will require additional capital to continue our growth in the speaker market. We are relying upon our ability to obtain the necessary financing through the issuance of equity and upon our relationships with our lenders to sustain our viability. On June 30, 2005, we had $1,807,915 in cash, certificate of deposit for $2,000,000 maturing on December 10, 2005, a certificate of deposit for $2,000,000 maturing on January 7, 2006, and a certificate of deposit for $500,000 maturing on August 21, 2005. We believe this cash and these securities, totaling $6,307,915, are more than sufficient to fund our planned operations for at least the next twelve months.

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

                                             SLS INTERNATIONAL, INC.
                                             -----------------------
                                             (Registrant)


Date: August 9, 2006                         By /s/ Michael L. Maples
                                             -----------------------------
                                             Michael L. Maples
                                             Chief Financial Officer
                                             (Principal Financial Officer)