Form 10-Q
period 2006-06-30
SLS INTERNATIONAL INC
filed 2006-08-09
CIK 1121785

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------


(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the Quarterly Period Ended June 30, 2006 or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [X] No  [ ]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. N/A
     Yes [ ] No [ ]

On August 2, 2006, 47,661,481 shares of SLS International, Inc. common stock were outstanding.

================================================================================

                             SLS INTERNATIONAL, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                               1
         Condensed Consolidated Statements of Operations                    2
         Condensed Consolidated Statement of Cash Flows                     4
         Notes to Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

Item 4. Controls and Procedures                                            15


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 6.  Exhibits                                                          16

Signature                                                                  17

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.
        ---------------------


                             SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                      2006            2005
                                                                                  ------------    ------------
                                                                                  (unaudited)       (audited)
Assets
Current assets:
     Cash                                                                         $    320,097    $    195,573
     Accounts receivable, less allowance for doubtful accounts of
       $45,000 as of June 30, 2006 and December 31, 2005                               533,853         614,048
     Inventory                                                                       4,421,807       4,193,236
     Deposits - inventory                                                              240,750         316,629
     Prepaid expenses and other current assets                                          94,053         258,024
                                                                                  ------------    ------------
              Total current assets                                                   5,610,560       5,577,510
                                                                                  ------------    ------------

Fixed assets:
     Building                                                                               --       4,401,739
     Vehicles                                                                          283,233         283,233
     Equipment                                                                         488,269         483,635
     Leasehold improvements                                                              5,140           6,488
                                                                                  ------------    ------------
                                                                                       776,642       5,175,095
Less accumulated depreciation                                                          262,687         249,695
                                                                                  ------------    ------------
              Net fixed assets                                                         513,955       4,925,400
                                                                                  ------------    ------------
         Prepaid Expense                                                               535,080         110,337
                                                                                  ------------    ------------
                                                                                  $  6,659,595    $ 10,613,247
                                                                                  ============    ============
Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt and notes payable                       $      4,490    $      4,376
     Accounts payable                                                                1,869,143       1,470,913
     Customer Deposits                                                                 143,203         207,819
     Accrued liabilities                                                               163,976         172,919
                                                                                  ------------    ------------
              Total current liabilities                                              2,180,812       1,856,027

Accrued liabilities - D warrants                                                     1,317,702              --
Notes payable, less current maturities                                                   5,132           7,367
                                                                                  ------------    ------------
              Total liabilities                                                      3,503,646       1,863,394
                                                                                  ------------    ------------

Commitments and contingencies:
Temporary Equity:
     Preferred Stock, Series A, $0.001 par, 2,000,000 shares
     authorized; 22,000 and 66,000 shares issued as of
     June 30, 2006 and December 31, 2005                                                    22              66
     Contributed Capital - preferred                                                   139,185         348,625
     Common Stock, $.001 par; 125,000,000 shares authorized;
     2,568,000 shares issued as of June 30, 2006 and December 31, 2005                   2,568           2,568
     Contributed Capital - common                                                    1,338,132       1,338,132

Shareholders' equity:
     Preferred stock, Series B, $.001 par, 1,000,000 shares
       authorized; 89,700 shares issued as of
       June 30, 2006 and December 31, 2005                                                  90              90
     Preferred stock, Series C, $.001 par, 25,000 shares
       authorized; 13,449 shares issued as of
       June 30, 2006 and December 31, 2005                                                  13              14
          Contributed capital - preferred                                           15,669,945      16,787,062
     Common stock, $.001 par; 125,000,000 shares authorized;
       45,093,481 shares and 43,719,000 shares issued as of
       June 30, 2006 and December 31, 2005                                              44,944          43,719
     Common stock not issued but owed to buyers; 3,071 shares
       at June 30, 2006 and December 31, 2005                                                3               3
     Contributed capital - common                                                   30,664,504      28,339,951
     Unamortized cost of stock issued for services                                    (973,067)     (1,310,862)
     Retained deficit                                                              (43,730,390)    (36,799,515)
                                                                                  ------------    ------------
              Total shareholders' equity                                             3,155,949       8,749,853
                                                                                  ------------    ------------
                                                                                  $  6,659,595    $ 10,613,247
                                                                                  ============    ============

            The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                       FOR THE THREE MONTHS
                                                         ENDED JUNE 30,
                                                 ------------------------------
                                                     2006              2005
                                                 ------------      ------------
Revenue                                          $  2,722,297      $    855,353
Cost of sales                                       1,979,792           632,716
                                                 ------------      ------------
Gross profit                                          742,505           222,637
General and administrative expenses                 2,907,065         2,636,105
                                                 ------------      ------------
Loss  from  operations                             (2,164,560)       (2,413,468)

Other income (expense):
      Interest expense                                (36,889)               --
      Gain (Loss) on valuation of D warrants       (1,317,702)          368,522
      Gain (loss) on asset disposal                        --          (234,158)
      Interest and miscellaneous, net                  25,140            18,162
                                                 ------------      ------------
                                                   (1,329,451)          152,527
                                                 ------------      ------------
Loss before income tax                             (3,494,011)       (2,260,942)
Income tax provision                                       --                --
                                                 ------------      ------------
Net loss                                           (3,494,011)       (2,260,942)
                                                 ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock                --                --
Premium - preferred series C                          (81,296)               --
                                                 ------------      ------------
Net loss available to common shareholders        $ (3,412,715)     $ (2,260,942)
                                                 ============      ============

Basic and diluted loss per share                 $      (0.07)     $      (0.05)
                                                 ============      ============
Weighted average shares outstanding                47,506,548        44,552,714
                                                 ============      ============

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                       FOR THE SIX MONTHS
                                                         ENDED JUNE 30,
                                                 ------------------------------
                                                     2006              2005
                                                 ------------      ------------
Revenue                                          $  3,692,794      $  1,680,073
Cost of sales                                       2,745,782         1,118,878
                                                 ------------      ------------
Gross profit                                          947,012           561,195
General and administrative expenses                 6,226,142         5,668,535
                                                 ------------      ------------
Loss  from  operations                             (5,279,130)       (5,107,340)

Other income (expense):
      Interest expense                                (37,597)             (438)
      Gain (Loss) on valuation of D warrants       (1,317,702)        1,268,450
      Gain (loss) on asset disposal                  (325,464)         (234,158)
      Interest and miscellaneous, net                  29,019            66,339
                                                 ------------      ------------
                                                   (1,651,744)        1,100,193
                                                 ------------      ------------
Loss before income tax                             (6,930,874)       (4,007,146)
Income tax provision                                       --                --
                                                 ------------      ------------
Net loss                                           (6,930,874)       (4,007,146)
                                                 ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock                --        (3,246,112)
Premium - preferred series C                          (81,926)           (7,678)
                                                 ------------      ------------
Net loss available to common shareholders        $ (7,012,800)     $ (7,260,936)
                                                 ============      ============

Basic and diluted loss per share                 $      (0.15)     $      (0.17)
                                                 ============      ============
Weighted average shares outstanding                47,238,965        43,535,818
                                                 ============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                       FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30
                                                                                 ------------------------------
                                                                                     2006              2005
                                                                                 ------------      ------------
Operating activities:
     Net loss                                                                    $ (6,930,874)     $ (4,007,146)
     Adjustments to reconcile net income to cash flows
       from operating activities:
          Depreciation and amortization                                                97,565            83,668
          Amortization of cost of stock issued for services                           337,795           427,805
          Expense of stock & options granted for services                             849,177         2,039,935
          Gain (loss) on asset disposal                                               325,464           234,158
          Loss (Gain) on valuation of D warrants                                    1,317,702        (1,268,450)
     Change in assets and liabilities:
          Accounts receivable, less allowance for doubtful accounts                    80,195          (226,125)
          Inventory                                                                  (228,571)         (799,527)
          Deposits - inventory                                                         75,879          (144,240)
          Deposits - merger                                                                --           100,000
          Prepaid expenses and other current assets                                  (260,772)         (884,124)
          Accounts payable                                                            398,230           574,234
          Accrued liabilities                                                          (8,943)         (607,092)
          Other current liabilities                                                   (64,616)          150,275
                                                                                 ------------      ------------
          Cash used in operating activities                                        (2,694,067)       (4,326,628)
                                                                                 ------------      ------------
Investing activities:
     Investment in certificates of deposit                                                 --        (4,500,000)
     Proceeds from disposal of fixed assets                                         3,999,550                --
     Additions of fixed assets                                                        (11,134)       (4,563,541)
                                                                                 ------------      ------------
          Cash provided by (used in) investing activities                           3,988,416        (9,063,541)
                                                                                 ------------      ------------
Financing activities:
     Sale of stock, net of expenses                                                   150,000         4,515,988
     Repayments of notes payable                                                       (2,123)          (30,780)
                                                                                 ------------      ------------
          Cash provided by financing activities                                       147,877
                                                                                 ------------      ------------
Increase (decrease) in cash                                                           124,524        (8,904,962)
Cash, beginning of period                                                             195,573        10,712,858
                                                                                 ------------      ------------
Cash, end of period                                                              $    320,097      $  1,807,895
                                                                                 ============      ============
Supplemental cash flow information:
     Interest paid                                                                     37,597             8,388
     Income taxes paid (refunded)                                                          --                --
     Dividend -preferred series C paid in common stock                                 81,926             7,678

Noncash investing activities:
     Stock issued and options granted for services                                    849,177         2,039,935


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements at June 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2006 and results of operations and cash flows for the six months ended June 30, 2006. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year.
The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended ended December 31, 2005.


NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2005, 2004 and 2003, the company incurred losses of $10,004,388, $8,599,899, and $3,979,341 respectively. The financial statements do not include any adjustments relating to the recoverability and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily with proceeds from capital contributed by shareholders and to explore other financing options in the investment community. In the quarter ended June 30, 2006, the Company entered into an agreement to factor up to $5 million of its accounts receivable. Under the agreement, the factor will advance a maximum of 75% of the outstanding amount of each invoice factored. Upon collecting the receivable, the factor will retain a 3-6% fee depending on the age of the receivable from 30 to 90 days and then will remit the balance of the entire invoice to the Company. The Company granted the factor a security interest in all of its accounts receivable and inventory equal to the revolving outstanding balance of the amounts factored. There can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.


NOTE 3 - STOCK TRANSACTIONS

In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for consulting services we issued 400,000 shares of common stock on November 11, 2003. Using the market value of the date the agreement was signed, the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. On June 30, 2006 an additional $130,000 was recorded as consulting expense. As of second quarter ended June 30, 2006 there is $93,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 of each year based on the previous year's performance levels. No options were issued on January 1, 2006 or 2005 under this agreement. For the quarter ended June 30, 2006, Mr. Fischbach had earned no options based on his performance. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr. Fischbach's services. As of June 30, 2006, Mr. Fischbach had earned no cash fee based on the value provided to us in the quarter ended June 30, 2006.

In February of 2004, an agreement was signed with Ryan Schinman for consulting services to be performed indefinitely. As compensation for consulting services the Company agreed to issue 50,000 options on the date of signing and 10,000 options per month thereafter. The options have a term of ten years and a strike price equal to the market price on their grant date. The strike price for the options granted in 2004 ranged from $1.45 to $3.10. Using the Black-Scholes pricing model, the options were valued at $215,600 and recorded as consulting expense for the year ended December 31, 2004. In the year ended December 31, 2005, 120,000 options were granted to Ryan Schinman for consulting services. The options have a strike price equal to market price on their grant date, ranging from $1.99 to $2.51. Using the Black- Scholes pricing model, the options were valued at $113,516 and recorded as consulting expense. Factors used in the Black-Scholes pricing model included a risk-free interest rates of 3.93% to 4.50%; strike prices of $1.99 to $2.51; market prices of $1.99 to $2.51; volatility rate of 21.13% to 25.87%; and a yield rate of 0.00%. For the six months ended June 30, 2006, 60,000 options were granted to Ryan Schinman for consulting services. The options have a strike price equal to the market price on their grant date, ranging from $0.78 to $1.18. Using the Black-Scholes pricing model the options were valued at $41,072 and recorded as consulting expense for the six months ended June 30, 2006. Factors used in the Black-Scholes pricing model included a risk-free interest rates of 4.31% to 5.14%; strike prices of $0.78 to 1.18; market prices of $0.78 to $1.18; volatility rate of 23.85% to 104.71%; and a yield rate 0.00%. The Company terminated the consulting agreement with Ryan Schinman on May 31, 2006. Per the agreement, this constitutes the required 60 day notice of the final termination as of July 31, 2006; after which time no additional options will be granted.

In December 2004, an agreement was signed with W. Curtis Hargis Co. (Hargis) for consulting services. As compensation for consulting services we agreed to issue 100,000 options upon reaching an agreement with a retailer introduced to us by Hargis. This occurred on March 21, 2005. We also agreed to issue Hargis one option to purchase one share of common stock for every $100 in sales from the retailer provided that Hargis shall not be entitled to receive in excess of 500,000 options. The options have a term of three years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to the day the options are earned. As of December 31, 2005, Hargis had earned 101,529 options to purchase common stock. Using the Black-Scholes pricing method, the options were valued at $62,886 and recorded as consulting expense in the year ended December 31, 2005. As of June 30, 2006, Hargis has earned an additional 212 options to purchase common stock. Using the Black-Scholes pricing model, the 212 options were valued at $109. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 5.13; strike price of $0.36; market price of $0.67; volatility rate of 106.56%; and a yield rate of 0.00%. The agreement also calls for additional compensation to Hargis in the form of a cash fee of 2% of the net sales realized from the retailer. As of December 31, 2005, Hargis had earned $1,735 based on the value provided to us in the year ended December 31, 2005. As of the second quarter ended June 30, 2006, Hargis has earned an additional $423 based on the value provided to us.

A 6% premium accrues to the face value of the preferred stock, Series C and compounds quarterly. As of June 30, 2006, the face value of the 13,449 outstanding shares is $14,692,647, of which $1,243,647 is premium. The face value of the preferred stock is convertible into common stock at $2.50 per share. As a result, on June 30, 2006, the 13,349 outstanding shares of preferred stock were convertible into 5,877,059 shares of common stock.

Attached to each Series C Preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. Using the Black Scholes model for pricing, the Class D warrants were valued at $1,506,112 when issued. In accordance with EITF 00-19, the warrants were recorded as a long-term liability and will be revalued at the end of each future quarter. As of December 31, 2005, the warrants were valued at $0. Consequently the decrease in the original liability of $1,506,112 to the December 31, 2005 value of $0 results in recognition of a gain of $1,506,112. As of June 30, 2006 the Black-Scholes pricing model valued the warrants at $1,317,702 resulting in a loss on valuation of $1,317,702 for the six months ended June 30, 2006.

In the six months ended June 30, 2006, 44,000 shares of preferred stock, series A, were converted to 440,000 shares of common stock. There are 22,000 shares outstanding as of June 30, 2006.

In the six months ended June 30, 2006, no shares of preferred stock, series B, were converted to common stock. There are 89,700 shares outstanding as of June 30, 2006.

In the six months ended June 30, 2006, 1,001 shares of preferred stock, series C, were converted to 433,171 shares of common stock. There are 13,449 shares of series C preferred stock outstanding as of June 30, 2006.

For the six months ended June 30, 2006, 500,000 options were exercised into 500,000 shares of common stock for a total of $150,000.

In January of 2005, an agreement was signed with New AV Ventures, LLC (AV) for consulting services to be performed January 31, 2005 to January 31, 2010. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. Using the market value on the date the agreement was signed, the shares were valued at $720,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the five-year period of the agreement. Consulting expense relating expense relating to this agreement was $144,000 for the year ended December 31, 2005. On December 31, 2005 there was $576,000 remaining in unamortized stock issued for services for this agreement. For six months ended June 30, 2006 an additional $72,000 was recorded as consulting expense relating to this agreement. On June 30, 2006 there was $504,000 remaining in unamortized stock issued for services for this agreement. The Company also agreed to give AV a percentage of future sales to certain vendors and one option to purchase one share of common stock for each $100 of sales to vendors generated by AV provided that AV shall not be entitled to receive in excess of 700,000 options. The options will have a term of five years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to January 1 of the following year. As of June 30, 2006, New AV Ventures, LLC has earned no cash fee or options under this agreement.

In February of 2005, an agreement was signed with 3CD Consulting, LLC for consulting services to be performed November 18, 2004 to November 17, 2007. As compensation for consulting services, the company agreed to issue 1,000,000 options for shares of common stock. The options have a term of three years and a strike price of $2.00. Using the Black-Scholes pricing model, the options were valued at $814,781 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.08%; strike price of $2.00; market price of $2.45; volatility rate of 29.73%; and a yield rate of 0.00%. The expense is amortized over a three-year period of the agreement. Consulting expense relating to this agreement was $303,588 for years ended December 31, 2005 and 2004. For six months ended June 30, 2006 an additional $135,797 was amortized as consulting expense. On June 30, 2006, there was $375,396 remaining in unamortized cost of stock issued for services for this agreement.

In June of 2005, an agreement was signed with JMBP, Inc. and Mark Burnett for consulting services. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock and 1,000,000 warrants for shares of common stock. The options have a term of five years and a strike price of $2.05. The warrants have a term of five years and a strike price of $6.50. 400,000 options and 400,000 warrants vested on the date the agreement was signed. The remaining options and warrants vest upon various events as set forth in the agreement. As of December 31, 2005, 100,000 additional warrants and options were vested. Using the Black-Scholes pricing model, these options and warrants were valued at $283,740 and recorded as consulting expense for the year ended December 31, 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.89%; strike price of $1.91 to $2.05 for the options and $6.50 for the warrants; market price of $2.05; volatility rate of 21.92% to 22.13%; and a yield rate of 0.00%. As of the second quarter ended June 30, 2006, 100,000 additional options and warrants were vested. Using the Black-Scholes pricing model, these options and warrants were valued at $102,992 and recorded as consulting expense for the quarter ended June 30, 2006. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 4.95%; strike price of $2.05 for the options and $6.50 for the warrants; market price of $0.88; volatility rate of 103.66%; and a yield rate of 0.00%. Expenses to be recorded in future quarters are unknown at this time because the value of the vesting options and warrants will be partly based on the market price on the date the vesting events take place.

In June of 2005, we entered into employment agreements with Michael Maples, Steven Lamar, and John Gott. Each agreement has a term of three years. In the agreements we agreed to pay an aggregate of $150,000 in signing bonuses, agreed to issue an aggregate of 1,125,000 shares of common stock, and agreed to issue an aggregate of 1,250,000 options. The signing bonuses were paid and capitalized as a prepaid expense, which will be amortized over the three-year term of each agreement. In the year ended December 31, 2005, $26,127 was recorded in compensation expense in relation to the prepaid signing bonuses. For the six months ended June 30, 2006 an additional $23,977 was recorded as compensation expense in relation to the prepaid signing bonuses. There is $99,896 remaining in prepaid expense as of June 30, 2006. The 1,125,000 shares of common stock were to be issued in January 2006, but the officers have elected to forgo their rights to receive the stock. Because the officers have given up the rights to the stock and the stock will not be issued, no expense has been recorded on this segment of the employment agreement in the year ended December 31, 2005 and there will be no expense in the future in regards to this stock. The 1,250,000 options will be earned evenly over the three-year agreement. Each option is convertible into one share of common stock at a strike price of $2.50 and is exercisable for a period of ten years. Expense associated with the options will be recorded over the three-year period of the employment agreements at fair market value, using the Black-Scholes pricing model. Compensation expense relating to options earned for the twelve months ended December 31, 2005 was $104,966. As of December 31, 2005, 223,174 of the 1,250,000 options have been earned and expensed. In second quarter ended June 30, 2006 an additional 208,334 options have been earned and expensed. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 4.31%-5.15%; strike price of $2.50; market price of $0.67-$1.18; volatility rate of 23.85%-106.55% and a yield rate of 0.00%. As of June 30, 2006, a total of 431,508 options have been earned and expensed for a total of $94,610 recorded as compensation expense. Expenses to be recorded in future quarters are unknown at this time because the value of the options earned will be partly based on the month-end market price.

In March 2006, the Company awarded 1,063,500 stock options to its employees. The options have a strike price of $1.04 per share. As of the grant date, 936,000 options were fully vested and the remaining 127,500 were one-third vested. On the first anniversary of the grant date the 127,500 options will vest by another one-third. On the second anniversary of the grant date the 127,500 options will be fully vested. For the six months ended June 30, 2006 a total of 994,438 options have been earned and expensed for a total of $560,892 recorded as compensation expense. Expenses to be recorded in future quarters are unknown at this time because the value of the earned options will be partly based on the month-end market price. Factors used in the Black-Scholes pricing model included: risk-free rate of 4.86%-5.15%; strike price of $0.67-$1.04; market price of $0.67-$1.04; volatility rate of 104.24%-106.55% and a yield of 0.00%.


NOTE 4 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES

We have issued shares of common stock and options as part of various consulting agreements. The costs of these issuances are recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the six months ended June 30, 2006, $337,797 was amortized into consulting expense. Unamortized cost of stock issued for services was $973,067 as of June 30, 2006.


NOTE 5 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES

Consulting and investor relation services stock based expense for the six months ended June 30, 2006 was $1,186,971. Consulting and investor relation expenses incurred are detailed below:

Consulting expenses relating to stock issued for services were $337,797(See Note
4) in the six months ended June 30, 2006. Consulting expenses relating to options issued for services was $799,675(See Note 3) for the six months ended June 30, 2006. Personal stock (56,250 shares) of the CEO was transferred in exchange for financial consulting services valued at $49,500.


NOTE 6 - BUILDING

In February 2006, the building that serves as our principal location was sold to a third party for gross proceeds of $4,000,000 and leased back to the company under a ten year operating lease. The term of the lease runs from February 2006 through February 2016. Future minimum lease payments under this new lease are as follows:


         2006                                 $  225,000
         2007                                 $  450,000
         2008                                 $  450,000
         2009                                 $  450,000
         2010 and thereafter                  $3,112,500
                                              ----------
                                              $4,687,500

NOTE 7 - NOTES PAYABLE

There is a note payable for equipment in the amount of $11,743 and $9,622 as of December 31, 2005 and June 30, 2006 respectively. This note bears interest of 5.16% and matures in July of 2008. The Company has also incurred interest expense related to financing arrangements. Interest expense for the year ended December 31, 2005 and the quarter ended June 30, 2006 was $5,354 and $37,597 respectively including the factoring costs (see Note 8).


NOTE 8 - FACTORING OF ACCOUNTS RECEIVABLE

In the quarter ended June 30, 2006, the Company entered into an agreement to factor up to $5 million of its accounts receivable. Under the agreement, the factor will advance a maximum of 75% of the outstanding amount of each invoice factored. Upon collecting the receivable, the factor will retain a 3-6% fee depending on the age of the receivable from 30 to 90 days and then will remit the balance of the entire invoice to the Company. The Company granted the factor a security interest in all of its accounts receivable and inventory equal to the revolving outstanding balance of the amounts factored. During the quarter ended June 30, 2006, invoices with a gross value of $1,606,800 were factored at a discount cost of $36,889. There are no outstanding factored amounts as of June 30, 2006.


NOTE 9 - SUBSEQUENT EVENTS

On June 29, 2006 the Company announced an agreement with DGM Audio, Inc. to license certain SLS technology for use in headphones for the retail market. The effectiveness of the license agreement is conditioned upon the payment by DGM of a non-refundable license fee of $300,000 by no later than 10 business days after SLS delivers specified drawings and specifications to DGM. The Company completed delivery of these documents on July 14, 2006, but had not received payment of the license fee by August 9, 2006. The Company has informally extended the time period in which DGM is permitted to make payment, but if such payment is not made, the license agreement will be deemed void and of no effect.

On July 28, 2006, Jimmy Iovine and Andre Young (p.k.a. Dr. Dre) filed a lawsuit, in the Superior Court of the State of California for the County of Los Angeles, entitled Jimmy Iovine and Andre Young vs. SLS International, Inc., Pentagram Design, Inc., JIBE Audio, LLC, Steve Lamar, and Does 1 through 10. The complaint alleges that the defendants breached an alleged oral contract with the plaintiffs in connection with the design of certain headset technology. The plaintiffs seek compensatory damages of at least $1 million, a declaration of the parties' respective rights to the trademark and design "Beats," injunctive relief prohibiting the defendants from using the "Beats" trademark and design, and injunctive relief preventing any unfair competition by the defendants.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell a Professional Line of loudspeakers; a Commercial Line of loudspeakers; Home Theatre systems; a line for recording and broadcast studios; a line for contractor installations and touring companies; a line of in-wall, in-ceiling and outdoor loudspeakers; and a line for the cinema and movie theater market. We also are manufacturing a new line of Patented Digital Amplifiers that are being installed in certain models of our loudspeakers and sold through the same above listed outlets.


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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2006, revenue increased to $2,722,297 from $855,353 in the 2005 period, a 218% increase, resulting from our consumer (Q-Line) product sales amounting to approximately $1.6 million. Sales from our core products increased 28% over the same quarter in 2005, and 18% over the first quarter of 2006. Our gross profit percentage increased to 27% in the 2006 period from 26% in the 2005 period and 21% from the first quarter of 2006. The improvement in the margins is attributable to improved controls over material cost of the core lines offset to a limited degree by margins on the Q-Line products being lower than the core lines.

General and administrative expenses for the 2006 second quarter increased to $2,907,065 from $2,636,105 in the 2005 second quarter, an increase of $270,960. Cash advertising and promotional costs increased to $969,000 in the second quarter of 2006 from $21,000 in the same period for 2005. Creative services, endorsement and marketing commissions, and fixed marketing costs for product placement and co-op advertising; all directly related to the Q-Line being in Best Buy amounted to over $700,000. The following table compares categories of our general and administrative expenses in the second quarter of 2006 to the second quarter of 2005:

                                               THREE MONTHS ENDED
                                          ---------------------------
                                             JUNE 30,       JUNE 30,
                                              2006            2005
                                          -----------     -----------
Non-cash G&A expense items:
---------------------------
Professional and Consulting
 including investor relation services         346,624       1,596,942
Compensation                                   80,111        (254,250)
Facilities                                     35,185          47,328
                                          -----------     -----------

Total non-cash G&A expenses                   461,920       1,390,020

Cash G&A expense items:
-----------------------
Professional and Consulting
 including investor relation services         474,006         427,161
Compensation                                  593,150         326,181
Advertising & Promotion                       969,421          21,154
Facilities                                    163,978          43,583
Travel and entertainment                      184,982         130,689
Other cash G&A expenses                        59,608         297,317
                                          -----------     -----------

Total cash G&A expenses                     2,445,145       1,246,085
                                          -----------     -----------

Total G&A expenses                        $ 2,907,065     $ 2,636,105
                                          -----------     -----------

Other income (expense) decreased to net other expense of ($1,329,451) in the 2006 period as compared to net income of $152,527 in the 2005 period, primarily due to a gain on the valuation of D warrants in the 2005 period and a loss on the valuation of D warrants in the 2006 period.

Due principally to a loss on the valuation of our D warrants, our net loss increased to $3,412,715 in the second quarter of 2006 as compared to a net loss of $2,260,942 in the comparable quarter of 2005.

For the first six months of 2006, revenue increased to $3,692,794 from $1,680,073 in the first six months of 2005, a 120% increase, resulting primarily from the consumer (Q-Line) sales made in the second quarter amounting to $1.6 million and growth in our core professional and commercial line of 20%. Our gross profit percentage decreased to 26% in the 2006 period from approximately 33% in the 2005 period, primarily as a result of the increased manufacturing costs at our new facility since May of 2005.

General and administrative expenses for the first six months of 2005 increased to $6,226,142 from $5,668,535 in the 2005 period. The increase resulted primarily from higher cash marketing charges due to the retail level commitments noted above for the quarterly period, increased professional fees, and additional compensation for the larger workforce in place during 2006 compared to the first six months of 2005. Sales, engineering, and production staff levels were increased during late first to mid-second quarter of 2005, with additional executive personnel starting late in second quarter of 2005. Most of those new positions, present for only part of the first six months of 2005, were present for all of the first six months of 2006. The following table compares categories of our general and administrative expenses in the first half of 2006 to the same period of 2005:

                                              SIX MONTHS ENDED
                                          -----------------------
                                            JUNE 30,      JUNE 30,
                                             2006          2005
                                          ---------     ---------
Non-cash G&A expense items:
---------------------------
Professional and Consulting
 including investor relation services       531,468     2,022,141
Compensation                                655,502       236,588
Facilities                                   97,565        83,688
                                          ---------     ---------

Total non-cash G&A expenses               1,284,535     2,342,397

Cash G&A expense items:
-----------------------
Professional and Consulting
 including investor relation services       992,621       858,109
Compensation                              1,331,667       519,825
Advertising & Promotion                   1,780,278     1,087,456
Acquisitions - Expiration of BG deal             --       100,000
Facilities                                  299,679       153,963
Travel and entertainment                    310,635       220,373
Other cash G&A expenses                     226,727       386,412
                                          ---------     ---------

Total cash G&A expenses                   4,941,607     3,326,137
                                          ---------     ---------

Total G&A expenses                        6,226,142     5,668,535
                                          ---------     ---------

Other income (expense) amounted to a net expense of $1,651,744 in the 2006 period as compared to net other income of $1,100,193 in the 2005 period, primarily due to gain recognition on the valuation of D warrants in the 2005 period and the losses incurred on the sale of our building and the valuation of the D warrants in 2006.

Our net loss increased to $6,930,874 in the first half of 2006 as compared to a net loss of $4,007,146 in the first half of 2006. The major components of this change, in addition to the G&A expense increases noted above in excess of the increase in gross profit from increased sales volume, are the change in the valuation of the D warrants moving from a gain of $1,268,450 for the first half of 2005 to a loss of $1,317,702 for the first half of 2006, a net change of $2,586,152.


FINANCIAL CONDITION

On June 30, 2006, our current assets exceeded current liabilities by $3,429,748, compared to an excess of $3,721,483, on December 31, 2005. Total assets exceeded total liabilities by $3,155,949, compared to an excess of total assets over total liabilities of $8,749,853 on December 31, 2005, a decrease of $5.6 million. Fixed assets during this period decreased approximately $3.9 million primarily due to the sale of our headquarters building in 2006. Current liabilities (primarily trade payables) increased approximately $300,000, and the accrued liability due to the valuation of our D warrants increased $1.3 million during the six months ended June 30, 2006.

On June 30, 2006, we had a backlog of orders of approximately $446,000.

We have experienced operating losses and negative cash flows from operating activities in all recent years. The losses have been incurred due to the development time and costs in bringing our products through engineering and to the marketplace.

In order to continue operations, we have been dependent on raising additional funds, and as discussed above, on January 4, 2005, we completed a private placement of 15,000 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $15 million (net proceeds of $13,340,408). The investors also received five-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustments. The preferred stock is initially convertible, at the holder's option, into an aggregate of 6,000,000 shares of our common stock, at a conversion price of $2.50 per share, subject to certain adjustments, and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. We may redeem the warrants (or require the holder to exercise them) and may require holders to convert the preferred stock to common stock if certain conditions are met. Through June 30, 2006, holders had converted 1,551 shares of the Series C Preferred Stock into common stock, leaving 13,449 shares of Series C Preferred Stock outstanding.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

Our only current borrowing is under a note payable on equipment in the principal amount of $9,622 at June 30, 2006, which bears interest at 5.16% and matures in September 2008. The note is at fixed rates and is not subject to fluctuation based on changes in interest rates. We have an accounts receivable agreement to factor specific invoices. Discounts contained in the agreement are not subject to market rate changes and there are no outstanding funds under this agreement at June 30, 2006.


ITEM 4.  CONTROLS AND PROCEDURES.
         ------------------------

As of June 30, 2006, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

During the quarter ended June 30, 2006 we have restructured some of our processes that were previously handled by an internal controller and an outsourced firm that was providing data entry services. Both of these relationships have been terminated as a result of this restructuring and the relative functions are being handled primarily by internal staff resources. We have made no other changes in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 28, 2006, Jimmy Iovine and Andre Young (p.k.a. Dr. Dre) filed a lawsuit, in the Superior Court of the State of California for the County of Los Angeles, entitled Jimmy Iovine and Andre Young vs. SLS International, Inc., Pentagram Design, Inc., JIBE Audio, LLC, Steve Lamar, and Does 1 through 10. The complaint alleges that the defendants breached an alleged oral contract with the plaintiffs in connection with the design of certain headset technology. The plaintiffs seek compensatory damages of at least $1 million, a declaration of the parties' respective rights to the trademark and design "Beats," injunctive relief prohibiting the defendants from using the "Beats" trademark and design, and injunctive relief preventing any unfair competition by the defendants.


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