Form 10-Q/A
period 2005-09-30
SLS INTERNATIONAL INC
filed 2006-09-21
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the Quarterly Period Ended September 30, 2005 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to __________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                   52-2258371
----------------------------------------       ---------------------------------
        (State of Incorporation)               (IRS Employer Identification No.)

   1650 W. Jackson   Ozark, Missouri                       65721
----------------------------------------       --------------------------------
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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. N/A Yes [ ] No [X]

On November 7, 2005, 46,283,310 shares of our common stock were outstanding.

                             SLS INTERNATIONAL, INC.

EXPLANATORY NOTE

         SLS International, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the U.S. Securities and Exchange Commission on November 14, 2005, to properly record certain stock transactions by our CEO, which for accounting and tax purposes are deemed to have been made by the company. This re-classification has resulted in the following changes to our financial statements:

         Our CEO granted shares and options to various consultants in the second quarter of 2005, but the transactions were not previously recorded in the 10-Q for the nine months ended September 30, 2005. The recording of this expense results in an increase in general and administrative expense by $1,123,600 and corresponding changes in "common stock paid in capital" and "retained earnings" on the balance sheet. Prior versions of the 10-Q recorded $475,000 in compensation expense for shares transferred to employees by our CEO during the nine months ended September 30, 2005. These transfers were voided during 2005, which eliminates the entry for both tax and accounting purposes. This change results in a $475,000 reduction in general and administrative expense and corresponding changes in "common stock paid in capital" and "retained earnings" on the balance sheet.
These two changes resulted in a net increase of $648,600 in our net loss for the nine months ended September 30, 2005.

         This Amendment No. 1 affects the original financial statements and the footnotes as originally filed, only to the extent described above. We have also made revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes in our financial statements.

         This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on November 14, 2005 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modifications described in this Explanatory Note. This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                               3
         Condensed Consolidated Statements of Operations                    5
         Condensed Consolidated Statement of Cash Flows                     7
         Notes to Condensed Consolidated Financial Statements               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

Item 4.  Controls and Procedures                                           17

                           PART II. OTHER INFORMATION

Item 6.  Exhibits                                                          18

Signatures                                                                 21

                             SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                          September 30,     December 31,
                                                                               2005             2004
                                                                          -------------     ------------
                                                                           (unaudited)        (audited)
Assets
Current assets:
   Cash                                                                   $    301,705      $ 10,712,858
   Certificates of Deposits                                                  2,000,000                --
   Accounts receivable, less allowance for doubtful accounts of
     $45,000 for September 30, 2005 and December 31, 2004                      365,633           271,429
   Inventory                                                                 4,674,498         1,908,588
   Deposits - inventory                                                         58,000            50,000
   Deposits - Merger                                                                --           100,000
   Prepaid expenses and other current assets                                   573,188           192,817
                                                                          ------------      ------------
         Total current assets                                                7,973,024        13,235,692
                                                                          ------------      ------------
Fixed assets:
   Construction in Progress
   Building                                                                  4,161,230                --
   Vehicles                                                                    283,233            51,949
   Equipment                                                                   620,165           234,805
   Leasehold improvements                                                        4,370           245,681
                                                                          ------------      ------------
                                                                             5,068,998           532,435
Less accumulated depreciation                                                  219,111           105,131
                                                                          ------------      ------------
         Net fixed assets                                                    4,849,887           427,304
                                                                          ------------      ------------
         Prepaid Expense                                                        87,914                --
                                                                          ------------      ------------
Total assets                                                              $ 12,910,825      $ 13,662,996
                                                                          ============      ============
Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt and notes payable                 $        760      $     29,101
   Accounts payable                                                            704,665           346,980
   Customer Deposits                                                            76,377                --
   Accrued liabilities                                                             866           630,503
                                                                          ------------      ------------
         Total current liabilities                                             782,668         1,006,584
                                                                          ------------      ------------
   Notes payable, less current maturities                                        7,293            10,951
   Accrued Liabilities Class D Warrants                                         12,804                --
                                                                          ------------      ------------
         Total Long term liabilities                                            20,097            10,951
                                                                          ------------      ------------
         Total liabilities                                                     802,765         1,017,535

Commitments and contingencies:
Temporary Equity:
   Preferred Stock, Series A, $.001 par,
     2,000,000 shares authorized; 76,000 and 346,873 shares
     issued as of September 30, 2005 and December 31, 2004                          76               347
   Contributed Capital - preferred                                             396,225         1,707,367
   Common Stock, $.001 par; 75,000,000 shares authorized;
     2,568,400 shares and 2,568,400 shares issued
     as of September 30, 2005 and December 31, 2004                              2,568             2,568
   Contributed Capital - common                                              1,338,132         1,338,132
   Shareholders' equity:
   Preferred stock, Series B, $.001 par, 1,000,000 shares authorized;
     97,200 shares issued as of September 30, 2005 and 196,050 shares
     issued as of December 31, 2004                                                 97               196
   Preferred stock, Series C, $.001 par 25,000 shares authorized;
     14,450 and no shares issued as of September 30, 2005
     and December 31, 2004                                                          14                --
   Deposits on Preferred stock, series C                                            --         8,849,420
   Contributed capital - preferred                                          16,981,107         5,069,298
   Common stock, $.001 par; 75,000,000 shares authorized;
     43,539,910 shares and 39,184,000 shares issued
     at September 30, 2005 and December 31, 2004                                43,540            39,184
   Common stock not issued but owed to buyers; 1,428,071 shares
     and 183,000 shares at September 30, 2005 and December 31, 2004              1,428               300
   Contributed capital - common                                             30,506,100        20,543,959
   Unamortized cost of stock issued for services                            (1,482,266)       (1,363,973)
   Unamortized cost of stock issued for compensation                        (2,217,971)               --
   Retained deficit                                                        (33,460,990)      (23,541,337)
                                                                          ------------      ------------
         Total shareholders' equity                                         12,108,060        12,645,461
                                                                          ------------      ------------
                                                                          $ 12,910,825      $ 13,662,996
                                                                          ============      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                        For The Nine Months
                                                        Ended September 30,
                                                  ------------------------------
                                                     2005                2004
                                                  ------------      ------------
                                                           (unaudited)
Revenue                                           $  2,889,149      $  1,502,559

Cost of sales                                        1,966,665           814,230
                                                  ------------      ------------

Gross profit                                           922,484           688,328

General and administrative expenses                  8,981,827         7,438,310
                                                  ------------      ------------

Loss from operations                                (8,059,343)       (6,749,980)

Other income (expense):
      Interest expense                                    (445)           (1,469)
      Interest and miscellaneous, net                  136,232            28,198
      Gain (loss) on disposal of fixed assets         (234,158)               --
      Gain (loss) on valuation of D warrants         1,493,308                --
                                                  ------------      ------------

                                                     1,394,937            26,729
                                                  ------------      ------------
Loss before income tax                              (6,664,406)       (6,723,252)

Income tax provision                                        --                --
                                                  ------------      ------------
Net loss                                            (6,664,406)       (6,723,252)
                                                  ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock         (3,253,790)       (3,874,061)
   Premium - preferred series C                         (7,678)               --
                                                  ------------      ------------
Net loss available to common shareholders         $ (9,925,874)     $(10,597,313)
                                                  ============      ============

Basic and diluted earnings per share              $      (0.22)     $      (0.34)
                                                  ============      ============

Weighted average shares outstanding                 44,526,987        30,995,380
                                                  ============      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                      For The Three Months
                                                       Ended September 30,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------
                                                          (unaudited)
Revenue                                          $  1,209,076      $    576,336

Cost of sales                                         847,787           333,048
                                                 ------------      ------------

Gross profit                                          361,289           243,288

General and administrative expenses                 3,313,312         1,569,381
                                                 ------------      ------------

Loss from operations                               (2,952,023)       (1,326,093)

Other income (expense):
      Interest expense                                     (8)             (451)
      Interest and miscellaneous, net                  69,893             8,495
      Gain (loss) on valuation of D warrants          224,858                --
                                                 ------------      ------------

                                                      294,744             8,044
                                                 ------------      ------------

Loss before income tax                             (2,657,280)       (1,318,048)

Income tax provision                                       --                --
                                                 ------------      ------------

Net loss                                           (2,657,280)       (1,318,048)
                                                 ------------      ------------

Deemed dividend associated with
   beneficial conversion of preferred stock                --        (1,164,676)
Premium - preferred series C                               --                --
                                                 ------------      ------------

Net loss available to common shareholders        $ (2,657,280)     $ (2,482,724)
                                                 ============      ============

Basic and diluted earnings per share             $      (0.06)     $      (0.07)
                                                 ============      ============

Weighted average shares outstanding                46,839,714        34,851,513
                                                 ============      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For The Nine Months
                                                                             Ended September 30,
                                                                       ------------------------------
                                                                           2005              2004
                                                                       ------------      ------------
                                                                                (unaudited)
Operating activities:
   Net loss                                                            $ (6,664,406)     $ (6,723,252)
   Adjustments to reconcile net income to cash flows
     from operating activities:
         Depreciation and amortization                                      125,502            38,400
         Amortization of cost of stock issued for services                  398,012           210,012
         Expense of stock options granted for services                    1,395,790         2,719,977
         Compensation expense for stock sold to employees                   475,000                --
         Loss (gain) on disposal of fixed assets                            234,158            (3,000)
         Gain on valuation of D warrants                                 (1,493,308)               --
         Goodwill impairment charge                                              --         1,148,502
   Change in assets and liabilities-
         Accounts receivable, less allowance for doubtful accounts          (94,204)          (87,287)
         Inventory                                                       (2,765,910)       (1,116,130)
         Deposits - Inventory                                                (8,000)         (321,016)
         Deposits - merger                                                  100,000                --
         Prepaid expenses and other current assets                         (468,285)         (108,333)
         Accounts payable                                                   357,685           101,766
         Customer deposits                                                   76,377                --
         Accrued liabilities                                               (616,833)            1,845
                                                                       ------------      ------------
         Cash used in operating activities                               (8,948,422)       (4,138,517)
                                                                       ------------      ------------

Investing activities:
   Investment in certificates of deposits                                (2,000,000)               --
   Proceeds from disposal of fixed assets                                        --             3,000
   Additions of fixed assets                                             (4,777,874)         (158,294)
                                                                       ------------      ------------
         Cash used in investing activities                               (6,777,874)         (155,294)
                                                                       ------------      ------------

Financing activities:
   Sale of stock, net of expenses                                         4,515,988         5,291,950
   Acquisition of subsidiary                                                     --          (400,000)
   Repayments of notes payable                                              (31,998)           (1,326)
                                                                       ------------      ------------
         Cash provided by financing activities                            4,483,990         4,890,624
                                                                       ------------      ------------
Increase in cash                                                        (10,411,153)          596,812
Cash, beginning of period                                                10,712,858         1,482,786
                                                                       ------------      ------------
Cash, end of period                                                    $    301,705      $  2,079,598
                                                                       ============      ============

Supplemental cash flow information:
   Interest paid                                                       $      8,388      $         --
   Income taxes paid (refunded)                                                  --                --
   Change in temporary equity                                             1,311,413         5,713,592

Non-cash investing activities:
   Stock issued and options granted for services                       $  1,395,790      $  2,719,977

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements at September 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2005 and results of operations and cash flows for the nine months ended September 30, 2005. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentations. The statements should be read in conjunction with the financial statements and footnotes there to included in our Form 10-KSB for the year ended December 31, 2004.

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

         In December 2004, an agreement was signed with W. Curtis Hargis Co. Hargis) for consulting services. As compensation for consulting services we agreed to issue 100,000 options upon reaching an agreement with a retailer introduced to us by Hargis. This occurred on March 21,

         2005. We also agreed to issue Hargis an option to purchase one share of common stock for every $100 in sales from the retailer provided that Hargis shall not be entitled to receive in excess of 500,000 options. The options have a term of three years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to the day the options are earned. Through September 30, 2005, Hargis had earned 101,529 options to purchase common stock. Using the Black-Scholes pricing method, the options were valued at $62,886 and recorded as consulting expense in the nine months ended September 30, 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.93%; strike price of $2.11; market price of $2.30; volatility rate of 25.87%; and a yield rate of 0.00%. The agreement also calls for additional compensation to Hargis in the form of a cash fee of 2% based on payment received from the retailer. Through September 30, 2005, Hargis had earned $1,608 based on the value provided to us in the nine months ended September 30, 2005.

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

         In the quarter ended June 30, 2005, the company's CEO transferred 55,000 shares of his personal common stock to various individuals for consulting services. For accounting and tax purposes, these transfers are deemed to have been made by the Company. The shares were valued using the market price at the date the stock was transferred. The stock price ranged from $2.15 - $2.40. The shares were valued at $128,250 and recorded as consulting expense for the nine months ended September 30, 2005.

         In the quarter ended June 30, 2005, the company's CEO granted 500,000 options to a consultant from his own personal stock. For accounting and tax purposes, these transfers are deemed to have been made by the Company. Using the Black-Scholes pricing model included: risk free interest rate of 3.19%; strike price of $.05; market price of $2.04; volatility rate of 22.13%; and a yield rate of 0%. The options were recorded as consulting expense for the nine months ended September 30, 2005.

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

                              RESULTS OF OPERATIONS

Quarter ended September 30, 2005
as compared to the quarter ended September 30, 2004.
----------------------------------------------------

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

                                                        Three Months Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        2005           2004
                                                    -------------  -------------
NON-CASH G&A EXPENSE ITEMS:
Charges for stock and options issued
   for consulting and investor relation services     $  246,661     $  373,412
Charges for options and stock issued and
   sold to directors/employees                          394,229             --
                                                     ----------     ----------

Total non-cash G&A expense                              640,890        373,412
                                                     ----------     ----------

CASH G&A EXPENSE ITEMS:
Consulting and investor relation services               866,549        574,481
Advertising and promotion                               796,625        120,268
Other cash G&A expenses                               1,009,248        501,220
                                                     ----------     ----------

Total cash G&A expense                                2,672,422      1,195,969
                                                     ----------     ----------

Total G&A expense                                    $3,313,312     $1,569,381
                                                     ==========     ==========

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

Nine months ended September 30, 2005
as compared to the nine months ended September 30, 2004.
--------------------------------------------------------

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

General and administrative expenses for the first nine months of 2005 increased to $8,981,827 from $7,438,310 in the 2004 period. The increase resulted primarily from increased advertising expenses as well as increases in costs to support our new facility and new management structure. The costs for the nine months of 2004 includes a one-time impairment charge of $1,148,502 recognized in the first half of 2004 related to the Evenstar, Inc. acquisition.

                                                      Nine Months Ended
                                                ----------------------------
                                                September 30,  September 30,
                                                    2005           2004
                                                -------------  -------------
NON-CASH G&A EXPENSE ITEMS:
Charges for stock and options issued for
   consulting and investor relation services     $2,268,802     $3,153,453
Charges for options and stock issued and
   sold to directors/employees                      630,817         87,786
Impairment charge - Evenstar, Inc.                       --        848,502
                                                 ----------     ----------

Total non-cash G&A expense                        2,899,619      4,089,741
                                                 ----------     ----------

CASH G&A EXPENSE ITEMS:
Consulting and investor relation services         1,053,871        912,476
Advertising and promotion                         1,466,379        226,396
Acquisitions - SA Sound                                  --        109,165
Acquisitions - BG deal expired                      100,000             --
Impairment charge - Evenstar, Inc.                       --        300,000
Other cash G&A expenses                           3,461,958      1,800,532
                                                 ----------     ----------

Total cash G&A expense                            6,082,208      3,348,569
                                                 ----------     ----------

Total G&A expense                                $8,981,827     $7,438,310
                                                 ==========     ==========

As shown in the preceding table, our non-cash G&A expenses have decreased $1,190,122. Cash G&A costs increased significantly due to a number of branding and advertising programs, increased promotional costs, and consulting costs due to infrastructure development and compliance issues. The increased advertising costs included expenses for image and branding programs directed at the retail market in connection with planned product launches in retail outlets in late 2005 and early 2006 (approximately $523,000 in the 2005 period), demo and promotional equipment costs ($237,000 in the 2005 period), and preparation and videos and collateral materials explaining our technology ($100,000 in the 2005 period). The increase in other cash G&A costs include increased labor and related costs (approximately $592,000), trade shows and travel ($397,000), and increased operating costs at our new facility ($487,000).

The combined factors of increased revenue offset by the increase in general and administrative costs resulted in a Loss from Operations for the nine months ended September of 2005 amounting to $8,059,343 compared to $6,749,980 loss for the same period of 2004.

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

Our operations used cash of $10,411,153 for the first nine months of 2005 which was primarily attributable to the net loss of $6,664,406 recognized during the period; an increase in inventory of $2,765,910; a reduction of accrued liabilities by $616,833, as we paid a $600,000 liability accrued at December 31, 2004 for a finder's fee in connection with the January 2005 private placement; and an increase in prepaid expenses and other current assets of $468,285 primarily related to prepaid advertising associated with our national branding campaign, deposits and prepaid insurance. We wrote off the $100,000 paid to Bohlender-Graebener Corporation upon expiration of our agreement. On September 30,2005, we had a backlog of orders of approximately $108,698 compared to a backlog of $200,000 at this same time last year.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits.

The following are being filed as exhibits to this Report:

       Exhibit No.                   Description of Exhibit
       -----------   -----------------------------------------------------------
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

                                                   SLS INTERNATIONAL, INC.
                                                       (Registrant)

Date: September 20, 2006                           By: /s/ Michael L. Maples
                                                   -----------------------------
                                                   Michael L. Maples
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)