Form 10-Q
period 2006-09-30
SLS INTERNATIONAL INC
filed 2006-11-09
CIK 1121785

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the Quarterly Period Ended September 30, 2006 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to __________

                        Commission File Number: 333-43770

                             SLS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 52-2258371
---------------------------------------        ---------------------------------
        (State of Incorporation)               (IRS Employer Identification No.)

   1650 W. Jackson   Ozark, Missouri                       65721
----------------------------------------       ---------------------------------
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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. N/A Yes [ ] No [X]

On October 19, 2006, 47,664,552 shares of our common stock were outstanding.

                             SLS INTERNATIONAL, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                               3
         Condensed Consolidated Statements of Operations                    4
         Condensed Consolidated Statement of Cash Flows                     6
         Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17

Item 4.  Controls and Procedures                                           18

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                18
Item 5.  Other Information.                                                18
Item 6.  Exhibits.                                                         18

Signatures                                                                 19

                             SLS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    September 30,     December 31,
                                                                        2006              2005
                                                                    -------------     ------------
                                                                     (unaudited)        (audited)
Assets
Current assets:
   Cash                                                             $    112,332      $    195,573
   Accounts receivable, less allowance for doubtful accounts of
   $45,000 for September 30, 2006 and December 31,2005                   481,256           614,048
   Inventory                                                           4,213,358         4,193,236
   Deposits - inventory                                                  283,108           316,629
   Prepaid expenses and other current assets                              90,276           258,024
                                                                    ------------      ------------
         Total current assets                                          5,180,329         5,577,510
                                                                    ------------      ------------
Fixed assets:
   Building                                                                   --         4,401,739
   Vehicles                                                              240,883           283,233
   Equipment                                                             488,269           483,635
   Leasehold improvements                                                  5,140             6,488
                                                                    ------------      ------------
                                                                         734,292         5,175,095
Less accumulated depreciation                                            270,922           249,695
                                                                    ------------      ------------
         Net fixed assets                                                463,370         4,925,400
                                                                    ------------      ------------
         Prepaid Expense                                                 493,534           110,337
                                                                    ------------      ------------
Total assets                                                        $  6,137,234      $ 10,613,247
                                                                    ============      ============
Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt and notes payable           $    912,728      $      4,376
   Accounts payable                                                    1,940,264         1,470,913
   Customer Deposits                                                     143,203           207,819
   Accrued liabilities                                                   172,595           172,919
                                                                    ------------      ------------
         Total current liabilities                                     3,171,370         1,856,027
                                                                    ------------      ------------

  Notes payable, less current maturities                                   2,814             7,367
  Accrued Liabilities Class D Warrants                                   239,796                --
                                                                    ------------      ------------
         Total Long term liabilities                                     242,610             7,367
                                                                    ------------      ------------
         Total liabilities                                          $  3,413,980      $  1,863,394
                                                                    ------------      ------------
Commitments and contingencies:
Temporary Equity:
   Preferred Stock, Series A, $.001 par,
   2,000,000 shares authorized; 22,000 and
   66,000 shares issued as of September 30, 2006 and
   December 31, 2005                                                $         22      $         66
   Contributed Capital - preferred                                       139,185           348,625
   Common Stock, $.001 par; 125,000,000 shares authorized;
   2,568,400 shares and 2,568,400 shares issued as of
   September 30, 2006 and December 31, 2005                                2,568             2,568
   Contributed Capital - common                                        1,338,132         1,338,132
Shareholders' equity:
   Preferred stock, Series B, $.001 par,
   1,000,000 shares authorized;
   89,700 shares issued as of September 30, 2006 and
   December 31, 2005                                                          90                90
   Preferred stock, Series C, $.001 par,
   25,000 shares authorized; 13,449 and 14,450 shares
   issued as of September 30, 2006 and December 31, 2005                      13                14
   Contributed capital - preferred                                    15,669,945        16,787,062
   Common stock, $.001 par; 125,000,000 shares authorized;
   45,096,152 shares and 43,719,000 shares issued
   at September 30, 2006 and December 31, 2005                            45,097            43,719
   Common stock not issued but owed to buyers; zero shares and
   3,071 shares at September 30, 2006 and December 31, 2005                   --                 3
   Contributed capital - common                                       30,799,701        28,339,951
   Unamortized cost of stock issued for services                        (804,169)       (1,310,862)
   Retained deficit                                                  (44,467,330)      (36,799,515)
                                                                    ------------      ------------

         Total shareholders' equity                                 $  2,723,254      $  8,749,853
                                                                    ------------      ------------

                                                                    $  6,137,234      $ 10,613,247
                                                                    ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For The Nine Months
                                                       Ended September 30,
                                                  ------------------------------
                                                      2006              2005
                                                  ------------      ------------
                                                            (unaudited)
Revenue                                           $  4,952,330      $  2,889,149

Cost of sales                                        3,612,464         1,966,665
                                                  ------------      ------------

Gross profit                                         1,339,866           922,484

General and administrative expenses                  8,336,154         8,981,827
                                                  ------------      ------------

Loss from operations                                (6,996,288)       (8,059,343)

Other income (expense):
      Interest expense                                 (63,720)             (445)
      Interest and miscellaneous, net                   29,319           136,232
      Gain (loss) on disposal of fixed assets         (315,404)         (234,158)
      Gain (loss) on valuation of D warrants          (239,796)        1,493,308
                                                  ------------      ------------

                                                      (589,601)        1,394,937
                                                  ------------      ------------
Loss before income tax                              (7,585,889)       (6,664,406)

Income tax provision                                        --                --
                                                  ------------      ------------
Net loss                                            (7,585,889)       (6,664,406)
                                                  ------------      ------------
Deemed dividend associated with
   beneficial conversion of preferred stock                 (0)       (3,246,112)
   Premium - preferred series C                        (81,926)           (7,678)
                                                  ------------      ------------
Net loss available to common shareholders         $ (7,667,815)     $ (9,918,196)
                                                  ============      ============

Basic and diluted earnings per share              $      (0.16)     $      (0.22)
                                                  ============      ============

Weighted average shares outstanding                 47,368,327        44,526,987
                                                  ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For The Three Months
                                                        Ended September 30,
                                                  ------------------------------
                                                      2006               2005
                                                  ------------      ------------
                                                            (unaudited)
Revenue                                           $  1,259,536      $  1,209,076

Cost of sales                                          866,682           847,787
                                                  ------------      ------------

Gross profit                                           392,854           361,289

General and administrative expenses                  2,110,012         3,313,312
                                                  ------------      ------------

Loss from operations                                (1,717,158)       (2,952,023)

Other income (expense):
      Interest expense                                 (26,123)               (8)
      Interest and miscellaneous, net                      300            69,893
      Gain (loss) on valuation of D warrants         1,077,906           224,858
      Gain (loss) on disposal of fixed assets           10,060                --
                                                  ------------      ------------

                                                     1,062,143           294,744
                                                  ------------      ------------

Loss before income tax                                (655,015)       (2,657,280)

Income tax provision                                        --                --
                                                  ------------      ------------

Net loss                                              (655,015)       (2,657,280)
                                                  ------------      ------------

Deemed dividend associated with
   beneficial conversion of preferred stock                 --                --
Premium - preferred series C                                --                --
                                                  ------------      ------------

Net loss available to common shareholders         $   (655,015)     $ (2,657,280)
                                                  ============      ============

Basic and diluted earnings per share              $      (0.01)     $      (0.06)
                                                  ============      ============

Weighted average shares outstanding                 47,664,552        46,839,714
                                                  ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For The Nine Months
                                                                             Ended September 30,
                                                                       ------------------------------
                                                                           2006              2005
                                                                       ------------      ------------
                                                                                  (unaudited)
Operating activities:
   Net loss                                                            $ (7,585,889)     $ (6,664,406)
   Adjustments to reconcile net income to cash flows
   from operating activities:
         Depreciation and amortization                                      133,210           125,502
         Amortization of cost of stock issued for services                  506,695         1,229,165
         Expense of stock options granted for services                      902,596         1,870,790
         Loss (gain) on disposal of fixed assets                            315,404           234,158
         Gain on valuation of D warrants                                    239,796        (1,493,308)
         Goodwill impairment charge                                              --                --
   Change in assets and liabilities:
         Accounts receivable, less allowance for doubtful accounts          132,792           (94,204)
         Inventory                                                          (20,122)       (2,765,910)
         Deposits - Inventory                                                33,521            (8,000)
         Deposits - merger                                                       --           100,000
         Prepaid expenses and other current assets                         (215,451)         (468,285)
         Accounts payable                                                   471,931           357,685
         Customer deposits                                                   76,377
         Accrued liabilities                                                   (324)         (616,833)
         Other current liabilities                                          (64,616)               --
                                                                       ------------      ------------
         Cash used in operating activities                               (5,150,457)       (8,117,269)
                                                                       ------------      ------------

Investing activities:
   Investment in certificates of deposits                                        --        (2,000,000)
   Proceeds from disposal of fixed assets                                 4,024,550                --
   Additions of fixed assets                                                (11,134)       (4,777,874)
                                                                       ------------      ------------
         Cash provided (used) in investing activities                     4,013,416        (6,777,874)
                                                                       ------------      ------------

Financing activities:
   Sale of stock, net of expenses                                           150,000         4,515,988
   Gross proceeds from notes payable                                      1,893,662                --
   Repayments of notes payable                                             (989,862)          (31,998)
                                                                       ------------      ------------
         Cash provided by financing activities                            1,053,800         4,483,990
                                                                       ------------      ------------
Increase in cash                                                            (83,241)      (10,411,153)
Cash, beginning of period                                                   195,573        10,712,858
                                                                       ------------      ------------
Cash, end of period                                                    $    112,332      $    301,705
                                                                       ============      ============

Supplemental cash flow information:

   Interest paid                                                       $     63,720      $      8,388
   Income taxes paid (refunded)                                                  --                --
   Dividend-preferred series C paid in common stock                          81,926                --
   Change in temporary equity                                              (209,484)        1,311,413

Non-cash investing activities:
   Stock issued and options granted for services                       $    902,596      $  1,870,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SLS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements at September 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2006 and results of operations and cash flows for the nine months ended September 30, 2006. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going -concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2005, 2004 and 2003, the company incurred losses of $10,004,388, $8,599,899, and $3,979,341 respectively. The financial statements do not include any adjustments relating to the recoverability and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily with proceeds from capital contributed by shareholders and to explore other financing options in the investment community. In the quarter ended June 30, 2006, the Company entered into an agreement to factor up to $5 million of its accounts receivable. Additionally, in the quarter ended September 30, 2006, the Company entered into an inventory-based loan agreement for a maximum of $2 million. Details of these agreements are explained in Notes 7 and 8. Both agreements contain provisions pertaining to security interests in our accounts receivable and inventories. There can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

NOTE 3 - STOCK TRANSACTIONS

In November 2003, an agreement was signed with William Fischbach for consulting services to be performed November 10, 2003 to November 10, 2006. As compensation for consulting services we issued 400,000 shares of common stock on November 11, 2003. Using the market value on the date the agreement was signed; the shares were valued at $780,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost is amortized over the three-year period of the agreement. On September 30, 2006 an additional $195,000 was recorded as consulting expense for the year. As of the third quarter ended September 30, 2006 there is $28,671 remaining in unamortized stock issued for services for this agreement. The agreement also calls for the issuance of options, not to exceed an aggregate of 800,000, to Mr. Fischbach on January 1 of each year based on the previous year's performance levels. No options were issued on January 1, 2006 or 2005 under this agreement. For the quarter ended September 30, 2006, Mr. Fischbach had earned no options based on his performance. The agreement also calls for additional compensation to Mr. Fischbach in the form of a cash fee of 2% of the dollar amount of value provided in a merger, acquisition, or other transaction resulting directly from Mr.

Fischbach's services. As of September 30, 2006, Mr. Fischbach had earned no cash fee based on the value provided to us in the quarter ended September 30, 2006.

In February of 2004, an agreement was signed with Ryan Schinman for consulting services to be performed indefinitely. As compensation for consulting services the Company agreed to issue 50,000 options on the date of signing and 10,000 options per month thereafter. The options have a term of ten years and a strike price equal to the market price on their grant date. The strike price for the options granted in 2004 ranged from $1.45 to $3.10. Using the Black-Scholes pricing model, the options were valued at $215,600 and recorded as consulting expense for the year ended December 31, 2004. In the year ended December 31, 2005, 120,000 options were granted to Ryan Schinman for consulting services. The options have a strike price equal to market price on their grant date, ranging from $1.99 to $2.51. Using the Black- Scholes pricing model, the options were valued at $113,516 and recorded as consulting expense. Factors used in the Black-Scholes pricing model included risk-free interest rates of 3.93% to 4.50%; strike prices of $1.99 to $2.51; market prices of $1.99 to $2.51; volatility rates of 21.13% to 25.87%; and a yield rate of 0.00%. For the nine months ended September 30, 2006, 70,000 options were granted to Ryan Schinman for consulting services. The options have a strike price equal to the market price on their grant date, ranging from $0.50 to $1.22. Using the Black-Scholes pricing model the options were valued at $45,716 and recorded as consulting expense for the nine months ended September 30, 2006. Factors used in the Black-Scholes pricing model included risk-free interest rates of 4.31% to 5.14%; strike prices of $0.50 to 1.22; market prices of $0.50 to $1.22; volatility rates of 23.85% to 106.55%; and a yield rate of 0.00%. The Company provided a 60-day notice of termination of the consulting agreement with Ryan Schinman on May 31,2006, which resulted in termination effective as of July 31, 2006, after which time no additional options will be granted.

In December 2004, an agreement was signed with W. Curtis Hargis Co. (Hargis) for consulting services. As compensation for consulting services we agreed to issue 100,000 options upon reaching an agreement with a retailer introduced to us by Hargis. The agreement with a retailer was made on March 21, 2005. We also agreed to issue Hargis one option to purchase one share of common stock for every $100 in sales from the retailer provided that Hargis shall not be entitled to receive in excess of 500,000 options. The options have a term of three years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to the day the options are earned. As of December 31, 2005, Hargis had earned 101,529 options to purchase common stock. Using the Black-Scholes pricing method, the options were valued at $62,886 and recorded as consulting expense in the year ended December 31, 2005. As of September 30, 2006, Hargis has earned an additional 212 options to purchase common stock. Using the Black-Scholes pricing model, the 212 options were valued at $109. Factors used in the Black-Scholes pricing model included; risk-free interest rate of 5.13%; strike price of $0.36; market price of $0.67; volatility rate of 106.56%; and a yield rate of 0.00%. The agreement also calls for additional compensation to Hargis in the form of a cash fee of 2% of the net sales realized from the retailer. As of December 31, 2005, Hargis had earned $1,735 based on the value provided to us in the year ended December 31, 2005. As of the third quarter ended September 30, 2006, Hargis has earned an additional $423 based on the value provided to us.

On January 4, 2005, we completed a private placement of 15,000 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $15 million (net proceeds of $13,340,408). The investors also received five-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $6.00 per share, subject to certain adjustments. The preferred stock is initially convertible, at the holder's option, into an aggregate of 6,000,000 shares of our common stock, at a conversion price of $2.50 per share, subject to certain adjustments, and accrues a 6% premium to the stated value of the shares of preferred stock, which would be convertible into additional shares of common stock. We may redeem the warrants (or require the holder to exercise them) and may require holders to convert the preferred stock to common stock if certain conditions are met. Through September 30, 2006, holders had converted 1,551 shares of the Series C Preferred Stock into common stock, leaving 13,449 shares of Series C Preferred Stock outstanding.

A 6% premium accrues to the face value of the preferred stock, Series C and compounds quarterly. As of September 30, 2006, the face value of the 13,449 outstanding shares is $14,910,017, of which $1,461,017 is premium. The face value of the preferred stock is convertible into common stock at $2.50 per share. As a result, on September 30, 2006, the 13,449 outstanding shares of preferred stock were convertible into 5,964,007 shares of common stock.

Attached to each Series C Preferred share are 400 Class D warrants. Each Class D warrant has a term of five years and provides the right to purchase one share of our common stock at $6.00 per share, subject to certain adjustments. The Company may redeem the warrants and may require the holders to convert the preferred stock to common stock if certain conditions are met. Using the Black Scholes model for pricing, the Class D warrants were valued at $1,506,112 when issued. In accordance with EITF 00-19, the warrants were recorded as a long-term liability and will be revalued at the end of each future quarter. As of December 31, 2005, the warrants were valued at $0. Consequently the decrease in the original liability of $1,506,112 to the December 31, 2005 value of $0 results in recognition of a gain of $1,506,112. As of September 30, 2006 the Black-Scholes pricing model valued the warrants at $239,796 resulting in a loss on valuation of $239,796 for the nine months ended September 30, 2006.

In January of 2005, an agreement was signed with New AV Ventures, LLC (AV) for consulting services to be performed January 31, 2005 to January 31, 2010. As compensation for consulting services the Company agreed to issue 300,000 shares of common stock. Using the market value on the date the agreement was signed; the shares were valued at $720,000 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The cost will be amortized over the five-year period of the agreement. Consulting expense relating to this agreement was $144,000 for the year ended December 31, 2005. On December 31, 2005 there was $576,000 remaining in unamortized expense for stock issued for services for this agreement. For the nine months ended September 30, 2006 an additional $108,000 was recorded as consulting expense relating to this agreement. On September 30, 2006 there was $468,000 remaining in unamortized stock issued for services for this agreement. The Company also agreed to give AV a percentage of future sales to certain vendors and one option to purchase one share of common stock for each $100 of sales to vendors generated by AV provided that AV shall not be entitled to receive in excess of 700,000 options. The options will have a term of five years and have a strike price equal to the average price of the Company's common stock for the five trading days immediately prior to January 1 of the following year. As of September 30, 2006, New AV Ventures, LLC has earned no cash fee or options under this agreement.

In February of 2005, an agreement was signed with 3CD Consulting, LLC for consulting services to be performed November 18, 2004 to November 17, 2007. As compensation for consulting services, the company agreed to issue 1,000,000 options for shares of common stock. The options have a term of three years and a strike price of $2.00. Using the Black-Scholes pricing model, the options were valued at $814,781 and recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.08%; strike price of $2.00; market price of $2.45; volatility rate of 29.73%; and a yield rate of 0.00%. The expense is amortized over the three-year period of the agreement. Consulting expense relating to this agreement was $303,588 for the years ended December 31, 2005 and 2004. For nine months ended September 30, 2006 an additional $203,695 was amortized as consulting expense. On September 30, 2006, there was $307,498 remaining in unamortized cost of stock issued for services for this agreement.

In June of 2005, an agreement was signed with JMBP, Inc. and Mark Burnett for consulting services. As compensation for consulting services the Company agreed to issue 1,000,000 options for shares of common stock and 1,000,000 warrants for shares of common stock. The options have a term of five years and a strike price of $2.05. The warrants have a term of five years and a strike price of $6.50. 400,000 options and 400,000 warrants vested on the date the agreement was signed. The remaining options and warrants vest upon various events as set forth in the agreement. As of December 31, 2005, 100,000 additional warrants and options were vested. Using the Black-Scholes pricing model, these options and warrants were valued at $283,740 and recorded as consulting expense for the year ended December 31, 2005. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 3.89%; strike price of $1.91 to $2.05 for the options and $6.50 for the warrants; market price of $2.05; volatility rate of 21.92% to 22.13%; and a yield rate of 0.00%. As of the second quarter ended June 30, 2006, 100,000 additional options and warrants were vested. Using the Black-Scholes pricing model, these options and warrants were valued at $102,992 and recorded as consulting expense for the quarter ended June 30, 2006. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 4.95%; strike price of $2.05 for the options and $6.50 for the warrants; market price of $0.88; volatility rate of 103.66%; and a yield rate of 0.00%, no additional options or warrants were earned for the quarter ended September 30, 2006. Expenses to be recorded in future quarters are unknown at this time because the value of the vesting options and warrants will be partly based on the market price on the date the vesting events take place.

In June of 2005, we entered into employment agreements with Michael Maples, Steven Lamar, and John Gott. Each agreement has a term of three years. In the agreements we agreed to pay an aggregate of $150,000 in signing bonuses, agreed to issue an aggregate of 1,125,000 shares of common stock, and agreed to issue an aggregate of 1,250,000 options. The signing bonuses were paid and capitalized as a prepaid expense, which will be amortized over the three-year term of each agreement. In the year ended December 31, 2005, $26,127 was recorded in compensation expense in relation to the prepaid signing bonuses. For the nine months ended September 30, 2006 an additional $94,569 was recorded as compensation expense in relation to the prepaid signing bonuses, including the write-off of Lamar's unamortized balance due to his resignation in June 2006. There is $29,303 remaining in prepaid expense as of September 30, 2006. The 1,125,000 shares of common stock were to be issued in January 2006, but the officers elected to forgo their rights to receive the stock. Because the officers have given up the rights to the stock and the stock will not be issued, no expense has been recorded on this segment of the employment agreement in the year ended December 31, 2005 and there will be no expense in the future in regards to this stock. The 1,250,000 options will be earned evenly over the three-year agreement. Each option is convertible into one share of common stock at a strike price of $2.50 and is exercisable for a period of ten years. Expense associated with the options will be recorded over the three-year period of the employment agreements at fair market value, using the Black-Scholes pricing model. Compensation expense relating to options earned for the twelve months ended December 31, 2005 was $104,966. As of December 31, 2005, 223,174 of the 1,250,000 options have been earned and expensed. In the nine months ended September 30, 2006 an additional 52,083 options have been earned and expensed. Factors used in the Black-Scholes pricing model included: risk-free interest rate of 4.31%-5.15%; strike price of $2.50; market price of $0.25-$1.18; volatility rate of 23.85%-107.96% and a yield rate of 0.00%. As of September 30, 2006, a total of 483,592 options have been earned and expensed for a total of $213,173 recorded as compensation expense. With the resignation of Lamar, 500,000 options were terminated. Expenses to be recorded in future quarters are unknown at this time because the value of the options earned will be partly based on the month-end market price.

In March 2006, the Company awarded 1,063,500 stock options to its employees. The options have a strike price of $1.04 per share. As of the grant date, 936,000 options were fully vested and the remaining 127,500 were one-third vested. On the first anniversary of the grant date the 127,500 options will vest by another one-third. On the second anniversary of the grant date the 127,500 options will be fully vested. For the nine months ended September 30, 2006 a total of 1,010,375 options have been earned and expensed for a total of $565,548 recorded as compensation expense. Expenses to be recorded in future quarters are unknown at this time because the value of the earned options will be partly based on the month-end market price. Factors used in the Black-Scholes pricing model included: risk-free rate of 4.64%-5.15%; strike price of $0.67-$1.04; market price of $0.25-$1.04; volatility rate of 104.24%-107.96%; and a yield of 0.00%.

In August 2006, the Company awarded 100,000 stock options to its employee, Tom Tyson, as part of a amended employment agreement in which Mr. Tyson assumed the title of Vice President of Sales and Engineering. The options have a strike price of $0.29 per share. The options vest one-third on the grant date, one-third on the first anniversary of the grant date, and the remaining one-third on the second anniversary of the grant date. For accounting purposes, the expense is incurred monthly over the options' two-year vesting period, with a greater portion of the expense incurred in the earlier months, rather than incurring the expense solely on each of the vesting dates. For the nine months ended September 30, 2006, we recorded $9,940 of compensation expense for these options. Expenses to be recorded in future quarters are unknown at this time because the value of the earned options will be partly based on the month-end market price. Factors used in the Black-Scholes pricing model included: risk-free rate of 4.64%-4.74%; strike price of $0.29; market price of $0.25-$0.29; volatility rate of 106.93%-107.96%; and a yield of 0.00%.

In September 2006, the Company awarded 300,000 stock options to Don Stroh as part of an employment agreement in which Mr. Stroh assumed the position of Director of Sales - Consumer Products. The options have a strike price of $0.19 per share. The options vest one-third on the grant date, one-third on the first anniversary of the grant date, and the remaining one-third on the second anniversary of the grant date. For accounting purposes, the expense is incurred monthly over the options' two-year vesting period, with a greater portion of the expense incurred in the earlier months, rather than incurring the expense solely on each of the vesting dates. For the nine months ended September 30, 2006, we recorded $20,583 of compensation expense for these options.Expenses to be recorded in future quarters are unknown at this time because the value of the earned options will be partly based on the month-end market price. Factors used in the Black-Scholes pricing model included: risk-free rate of 4.64%-4.74%; strike price of $0.19; market price of $0.19-$0.25; volatility rate of 106.93%-107.96%; and a yield of 0.00%.

In the nine months ended September 30, 2006, 44,000 shares of preferred stock, series A, were converted to 440,000 shares of common stock. There are 22,000 shares outstanding as of September 30, 2006.

In the nine months ended September 30, 2006, no shares of preferred stock, series B, were converted to common stock. There are 89,700 shares outstanding as of September 30, 2006.

In the nine months ended September 30, 2006, 1001 shares of preferred stock, series C, were converted to 433,171 shares of common stock. There are 13,449 shares of series C preferred stock outstanding as of September 30, 2006.

For the nine months ended September 30, 2006, 500,000 options were exercised into 500,000 shares of common stock for a total of $150,000.

NOTE 4 - UNAMORTIZED COST OF STOCK ISSUED FOR SERVICES

We have issued shares of common stock and options as part of various consulting agreements. The costs of these issuances, as detailed in Note 3, are recorded as a debit in the equity section of the balance sheet as unamortized cost of stock issued for services. The balance is amortized into consulting expense over the lives of the various consulting agreements. For the nine months ended September 30, 2006, $506,695 was amortized into consulting expense. Unamortized cost of stock issued for services was $804,169 as of September 30, 2006.

NOTE 5 - CONSULTING, PROMOTIONAL AND INVESTOR RELATIONS SERVICES

Consulting and investor relation services stock based expense for the nine months ended September 30, 2006 was $705,012. Consulting expenses relating to stock issued for services were $506,695(See Note 4) in the nine months ended September 30, 2006. Consulting expenses relating to options issued for services was $148,817(See Note 3) for the nine months ended September 30, 2006. Personal stock (56,250 shares) of the CEO was transferred in exchange for financial consulting services valued at $49,500 during the nine months ended September 30, 2006.

NOTE 6 - BUILDING

In February 2006, the building that serves as our principal location was sold to a third party for gross proceeds of $4,000,000 and leased back to the company under a ten year operating lease. The term of the lease runs from February 2006 through February 2016. Future minimum lease payments under this new lease are as follows:

         2006                                 $  112,500
         2007                                 $  450,000
         2008                                 $  450,000
         2009                                 $  450,000
         2010 and thereafter                  $3,112,500
                                              ----------
                                              $4,575,000

NOTE 7 - NOTES PAYABLE

There is a note payable for equipment in the amount of $11,743 and $ 8,521 as of December 31, 2005 and September 30, 2006 respectively. This note bears interest of 5.16% and matures in July of 2008.

On August 11, 2006, we entered into a loan and security agreement with Capital Growth Asset Based Bridge Loan Fund II, LLC. The revolving line of credit is advanced against eligible inventory subject to an overall maximum outstanding balance of $2 million. Future advances are subject to the lender's availability of funds. Costs associated with the loan include an annual facility fee of $30,000 and interest at 18% per annum. Security for this agreement includes all inventories and all accounts receivable, subject to the security interest granted to the factor of our accounts receivable (See Note 8). Additional costs associated with this agreement include 0.5% per month of the outstanding loan value as a fee for the monitoring of the inventory levels and a cost of 0.75% of cash receipts that flow through the lock box arrangement and are not included in the factoring agreement. The entire principal balance of the loan is due and payable on August 1, 2007. If we repay the entire principal balance prior to this date, we will be required to pay a prepayment penalty of (a) if the prepayment occurs during the first four months of the term, $15,000 per month for each month remaining in the initial four months of the term plus $50,000;
(b) if the prepayment occurs during the second four months of the term, $7,500 per month for each month remaining in the second four months of the term plus $20,000; and (c) if the prepayment occurs during the final four months of the term, $5,000 per month for each month remaining in the term. Interest expense for the quarter and nine-month period ended September 30, 2006 was $5,354 and $59,254, respectively, including the factoring costs(see Note 8).

At September 30, 2006 total notes payable amounted to $915,541 with $912,728 due within the next twelve months and $2,814 reported as long term.

NOTE 8 - FACTORING OF ACCOUNTS RECEIVABLE

In the quarter ended June 30, 2006, the Company entered into an agreement to factor up to $5 million of its accounts receivable. Under the agreement, the factor will advance a maximum of 75% of the outstanding amount of each invoice factored. Upon collecting the receivable, the factor will retain a 3-6% fee depending on the age of the receivable from 30 to 90 days and then will remit the balance of the entire invoice to the Company. The Company granted the factor a security interest in all of its accounts receivable and inventory, subject to the security interests granted in connection with the inventory loan (See Note
7), equal to the revolving outstanding balance of the amounts factored. During the quarter ended September 30, 2006, invoices with a gross value of $1,692,800 were factored at a discount cost of $39,459. There are no outstanding factored amounts as of September 30, 2006.

NOTE 9 - SUBSEQUENT EVENTS

On June 29, 2006 the Company announced an agreement with DGM Audio, Inc. to license certain SLS technology for use in headphones for the retail market. The effectiveness of the license agreement is conditioned upon the payment by DGM of a non-refundable license fee of $300,000 by no later than 10 business days after SLS delivers specified drawings and specifications to DGM. The Company completed delivery of these documents on July 14, 2006, but had not received payment of the license fee. The Company has informally extended the time period in which DGM is permitted to make payment, but if such payment is not made, the license agreement will be deemed void and of no effect. No payment has been received as of October 26, 2006.

On October 18, 2006 a dismissal has been entered by the Los Angeles Superior Court with regards to a lawsuit that had been filed against SLS and other parties by Jimmy Iovine and Andre Young. The lawsuit claimed that SLS had breached an oral contract relating to the design and promotion of certain patent pending headphone technology owned by SLS International. SLS was the only defendant dismissed from the lawsuit. The dismissal was entered without prejudice.

On August 29, 2006, we received a notice from the American Stock Exchange informing us that we do not meet the exchange's continued listing standards. In the opinion of Amex, we are not in compliance with the requirements that stockholders' equity must be in excess of $6 million if the company has sustained losses from continuing operations or net losses in its five most recent fiscal years.

On October 4, 2006, we filed a plan advising Amex of action we have taken, or will take, that would bring us into compliance with the continued listing standards within a maximum of 18 months. If the plan had been accepted, we would have been able to continue our listing on Amex for up to 18 months.

On November 1, 2006, we received notice from the Amex staff indicating that we do not comply with Amex's continued listing standards due to insufficient shareholders' equity, as set forth in Section 1003(a)(ii) and 1003(a)(iii) of the Amex Company Guide. Amex indicated that it intends to strike SLS's common stock from Amex by filing a delisting application with the SEC. SLS has a limited right to appeal Amex's determination and request a hearing before a committee of the Exchange. SLS does not intend to appeal. SLS is working with Amex and a market maker in SLS stock to complete a smooth transition to the OTC Bulletin Board without any interruption in trading. SLS was previously listed on the OTC Bulletin Board where it traded from June 27, 2001 through October 13, 2005.

On November 6, 2006, we obtained a $200,000 line of credit which matures November 6, 2007 and is secured by a security interest (subject to previously granted security interests) in our inventory and receivables. The interest rate is 6.3% and additional security has been provided by CEO, John Gott.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We manufacture premium-quality loudspeakers and sell them through our dealer networks. The speakers use our proprietary ribbon-driver technology and are generally recognized in the industry as high-quality systems. We sell into three markets: Pro, Consumer, and Cinema. The "Pro" market includes a Professional Line of loudspeakers; a Commercial Line of loudspeakers; a line for recording and broadcast studios; and a line for contractor installations and touring companies. The Consumer market includes high-end Home Theatre systems; our HTIB (home theatre in a box) "Q-Line" products; and a line of in-wall, in-ceiling and outdoor loudspeakers. The Cinema products support the cinema and movie theater market.

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

We began selling loudspeakers in June 2000 when we introduced our Professional Line. We introduced our other lines of speakers in subsequent years, with the most recent being the Cinema line, which we started selling in 2004. Our Pro products are primarily sold through a network of sales representatives and our own internal sales force. Distribution to the Cinema and Consumer markets is handled directly through corporate sales personnel. Our foreign distribution is handled with one sales representative organization who works between the Company and all foreign distributors.

The information in this section should be read together with the financial statements, the accompanying notes to the financial statements and other sections included in this report.

RESULTS OF OPERATIONS

Quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.
-------------------------------------------------------------------------------

For the quarter ended September 30, 2006, revenue increased to $1.26 million from $1.21 million in the 2005 period, a 4% increase,

The most significant sales increases have occurred in our "core" Pro products, which comprised 82% of our sales in the quarter ended September 30, 2006, and which were 45% better than the same quarter for 2005. Sales to the Cinema industry, a new line in 2005, slowed for the third quarter of 2006 to $66,000, compared to $291,000 in the 2005 period, but are expected to regain its earlier momentum in the fourth quarter of 2006. During September of 2005 we shipped our initial test order of our "home theater in a box", the Q Line Silver to a Fortune 50 Retailer. Shipments of the Q-Line products for the quarter ended September 30, 2006, were less than the same quarter of 2005 ($115,000 in the 2006 period compared to $176,000 in the 2005 period) as we changed our distribution channel from a single customer (Best Buy) to the large group of retail stores that are affiliated with the Nationwide Marketing Group. Our quarterly gross profit percentage increased to 31% in the 2006 period from 30% in the 2005 period, primarily due to the higher margins associated with our Pro lines which played a larger role in our sales mix in third quarter of 2006.

General and administrative expenses for the 2006 third quarter decreased to $2.1 million from $3.3 million in the 2005 third quarter, a decrease of $1.2 million. As shown in the table below, decreases were accomplished in both cash and non-cash categories. Cash expenses decreased in all areas except for facilities cost which is a result of the lease cost of our facility in 2006 that was not incurred in 2005 as we owned our facility at that time. The most significant reductions in other classifications of cash costs were "advertising and promotion" ($552,000) and "professional and consulting fees" ($162,000), both as a result of our renewed focus away from the "Big Box" retail channel and other revised objectives. While non-cash savings were achieved in all areas, the most significant were in the compensation area resulting from less stock grant and option activity in the third quarter of 2006 compared to the same quarter of 2005.

                                              Three Months Ended
                                         ----------------------------
                                         September 30,  September 30,
                                             2006           2005
                                         -------------  -------------
NON-CASH G&A EXPENSE ITEMS:
Compensation                              $   48,777     $  394,229
Professional, consulting and investor
         relation services                   173,542        246,661
Facilities                                    35,645         41,834
                                          ----------     ----------

Total non-cash G&A expense                   257,964        682,724
                                          ----------     ----------
CASH G&A EXPENSE ITEMS:
Professional, consulting and investor
        relation services                    415,264        577,448
Compensation                                 621,568        678,584
Advertising and promotion                    425,585        977,646
Facilities                                   178,666         70,897
Travel and entertainment                      89,292        116,122
Other cash G&A expenses                      121,673        209,891
                                          ----------     ----------

Total cash G&A expense                     1,852,048      2,630,568
                                          ----------     ----------

Total G&A expense                         $2,110,012     $3,313,312
                                          ==========     ==========

Other income (expense) increased to a net income of $1.1 million in the 2006 third quarter as compared to net other income of $295,000 in the 2005 third quarter. The most significant item in both years was the income created during the third quarter by the decline in D Warrant liability. This change in the valuation resulted in income of $1.1 million in the third quarter of 2006 as compared to $225,000 for the same quarter of 2005. See Note 3 for a further discussion of the valuation of the "D Warrants".

Due principally to the $1.2 million decrease in general and administrative expense and the $770,000 increase in other income as discussed above, our net loss decreased to $655,000 in the third quarter of 2006 as compared to a net loss of $2.7 million in the comparable quarter of 2005.

Nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
-------------------------------------------------------------------------

Revenue increased to $5 million from $2.9 million in the first nine months of 2006 over 2005, a 71% increase. The most significant portion of this $2.1 million increase was the $1.7 million in sales of our Q-Line products in the second quarter of 2006. Our core "Pro" products continue to increase, at a year-to-date rate of 22% over the same period in 2005, while the Cinema line, as noted above, showed a small (7%) decline from the previous year.

Our year-to-date gross profit percentage of 27% in the 2006 period is down from 32% in the 2005 period, primarily due to unusually high profit margins reported in the 2005 period. Gross profit for the full year of 2005 was 24%.

General and administrative expenses for the first nine months of 2006 decreased to $8.3 million from $9 million in the 2005 period. This decrease is the net of non-cash cost decrease of $1.5 million offset by $837,000 increase in cash costs for the nine months ended September of 2006 compared to the same period of 2005. Non-cash costs for 2006 were significantly lower than the same period in 2005 due to the effect, in 2005, of various significant promotional and employee arrangements. Cash costs increased a total of $837,000, mainly in the areas of compensation ($773,000), facilities ($254,000) and advertising/promotional costs ($141,000). Employment levels were increased during 2005, resulting in a full nine months of additional costs in 2006 compared to approximately six months in 2005. Facility costs have increased in 2006 as a result of selling our building in February of 2006 and incurring lease expense since that time. Advertising and promotional costs for 2006 include $488,500 in costs associated with the Best Buy arrangement.

                                              Nine Months Ended
                                          -------------------------
                                        September 30,   September 30,
                                             2006           2005
                                        -------------   -------------
NON-CASH G&A EXPENSE ITEMS:

Compensation                              $  704,279     $  630,817
Professional, consulting and investor
         relation services                   705,010      2,268,802
Facilities                                   133,211        125,502
                                          ----------     ----------

Total non-cash G&A expense                 1,542,500      3,025,121
                                          ----------     ----------

CASH G&A EXPENSE ITEMS:
Professional, consulting and investor
        relation services                  1,407,885      1,435,557
Compensation                               1,967,453      1,194,114
Advertising and promotion                  2,205,863      2,065,102
Acquisitions - BG deal expired                    --        100,000
Facilities                                   478,345        224,969
Travel and entertainment                     399,926        336,494
Other cash G&A expenses                      334,182        600,470
                                          ----------     ----------

Total cash G&A expense                     6,793,654      5,956,706
                                          ----------     ----------

Total G&A expense                         $8,336,154     $8,981,827
                                          ==========     ==========

The combined factors of increased revenue providing increased gross profit and the decrease in general and administrative costs resulted in a Loss from Operations for the nine months ended September of 2006 of $7 million compared to an $8 million loss for the same period of 2005, an improvement of $1 million.

Other income (expense) amounted to $590,000 of expense for the nine months of 2006 compared to $1.4 million of net other income for the same period during 2005. Significantly all the other income for 2005 was the result of the change in the valuation of the "D Warrants", while the change in the valuation for 2006 amounted to a loss of $240,000 or 40% of the total "other expense" for 2006. Other expenses in this category for the nine-month period of 2006 included losses from the sale of the building and increased interest costs due to our new financing agreements which commenced in 2006.

FINANCIAL CONDITION

On September 30, 2006, our current assets exceeded current liabilities by $2.0 million compared to an excess of $3.7 million on December 31, 2005. Total assets exceeded total liabilities by $2.7 million on September 30, 2006, compared to an excess of total assets over total liabilities of $8.7 million on December 31, 2005. The significant changes in working capital, total assets, and total liabilities were: decrease in fixed assets due to the sale of our headquarters and manufacturing facility ($4.4 million), increases in current liabilities as a result of funding from our new financing facilities and growth of general accounts payable ($1.4 million) and decrease in equity due to our operating loss for the period ($7.6 million).

Our cash balances decreased by $83,000 for the first nine months of 2006 resulting from $5.1 million in funds used in our operating activities, net of the receipt of $4 million in proceeds from the sale of our headquarters and manufacturing facility and $1 million received from our new financing facilities.

On September 30, 2006, we had a backlog of orders of approximately $428,000 compared to a backlog of $108,698 at this same time last year.

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

In order to continue operations, we have been dependent on raising additional funds. As discussed above in Note 3, on January 4, 2005, we completed a private placement of 15,000 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $15 million (net proceeds of $13,340,408).

In the past, we have been able to privately borrow money from individuals by the issuance of notes, and we have been able to raise money by the issuance of preferred stock and common stock. As explained below, our options are now more restricted than in the past, we cannot be certain that we will continue to be able to successfully obtain such financing. If we fail to do so, we may be unable to continue as a viable business.

Over the last few months of 2005 and during 2006, we have been trying to raise capital in either debt or equity financings, but have not yet been able to obtain capital on terms that are acceptable to us. The terms of our financing with the purchasers of our Series C Preferred Stock in January 2005 have created a significant impediment to our financing efforts. Among other issues, the terms of the Series C Preferred Stock prohibit us from raising in excess of $10 million in debt financing, prohibit us from securing the debt with any assets other than our inventory and accounts receivable, and require us to redeem the Series C Preferred Stock at a premium upon the issuance of any equity. Our inventory and accounts receivable do not provide an asset base that is sufficient for traditional asset-based lenders to provide $10 million in debt financing. In addition, potential investors have proposed several transactions on terms that would require consent of the holders of the Series C Preferred Stock, but the holders have either refused to provide their consent or have required additional conditions or consideration in order to provide such consent, and we have deemed such additional conditions or consideration to be unacceptable. While we have been successful in securing some interim financing with the receivable and inventory agreements explained above, we may not be able to obtain financing sufficient to fulfill our business plan or to otherwise maintain our operations, or if obtained, the terms of such financing may be on terms that are excessively costly, either directly or as a result of their effect on existing obligations, including the terms of the Series C Preferred Stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

Our current borrowing is comprised of one note payable on equipment and a loan facility based on our inventory. Total indebtedness at September 30, 2006 amounts to $915,541. The equipment note bears interest at 5.16% and matures in September 2008. The inventory note bears interests at 18% and matures in August of 2007. Both notes are at fixed rates and are not subject to fluctuation based on changes in interest rates. We have an accounts receivable agreement to factor specific invoices. Discounts contained in the agreement are not subject to market rate changes and there are no outstanding funds under this agreement at September 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES.
         ------------------------

As of September 30, 2006, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

During the quarter ended June 30, 2006 we have restructured some of our processes that were previously handled by an internal controller and an outsourced firm that was providing data entry services. Both of these relationships have been terminated as a result of this restructuring and the relative functions are being handled primarily by internal staff resources. We have made no other changes in our internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 18, 2006 a dismissal was entered by the Los Angeles Superior Court with regards to this lawsuit. SLS was the only defendant dismissed from the lawsuit. The dismissal was entered without prejudice.

Item 5.  Other Information.

On November 6, 2006, we entered into a $200,000 line of credit with Liberty Bank, which matures November 6, 2007. We granted a security interest (subject to previously granted security interests) in our inventory and receivables. The interest rate is 6.3% and additional security has been provided personally by our CEO, John Gott.

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

                                                 SLS INTERNATIONAL, INC.
                                                 (Registrant)

Date: November 9, 2006                           By /s/ Michael L. Maples
                                                 -----------------------------
                                                 Michael L. Maples
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)